Form 10QSB
period 2005-09-30
Barossa Coffee Company, Inc.
filed 2005-11-14
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2005

                                  OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 COMMISSION FILE NUMBER:  333-126514

                     BAROSSA COFFEE COMPANY, INC.
        (Exact name of registrant as specified in its charter)


           NEVADA                                    20-2641871
     (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)            Identification No.)

         311 S. State, Suite 460, Salt Lake City, Utah 84111
               (Address of principal executive offices)

                             (801) 364-9262
         (Registrant's telephone number, including area code)


    (Former name or former address, if changed since last report.)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such report(s),                 YES [X]  NO [  ]

and (2) has been subject to such filing requirements for the past 90 days.
                                                 YES [  ]  NO [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).              YES [X]  NO [  ]

The number of $.001 par value common shares outstanding at September 30, 2005:
1,800,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]

           UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2005

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -    Unaudited Condensed Consolidated Balance
            Sheet, September 30, 2005                        1


        -    Unaudited Condensed Consolidated Statements
            of Operations, for the three months ended
            September 30, 2005 and from inception on
            March 24, 2005 through September 30, 2005        2


        -    Unaudited Condensed Consolidated Statements
            of Cash Flows, from inception on March 24,
            2005 through September 30, 2005                  3


        -    Notes to Unaudited Condensed Consolidated
            Financial Statements                         4 - 8

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET



                                  ASSETS


                                                      September 30,
                                                          2005
                                                      _____________
CURRENT ASSETS:
  Cash                                                $       5,266
                                                      _____________

        Total Current Assets                          $       5,266
                                                      _____________
OTHER ASSETS:
    Prepaid Assets                                            4,121
    Deposits                                                    865
                                                      _____________

        Total Other Assets                                    4,986
                                                      _____________
        Total Assets                                  $      10,252
                                                      _____________

                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                    $       3,808
                                                      _____________
        Total Current Liabilities                             3,808
                                                      _____________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   No shares issued or outstanding                                -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,800,000 shares issued and outstanding                    1,800
  Capital in excess of par value                             16,200
  (Deficit) accumulated during the
    development stage                                       (11,556)
                                                      _____________

        Total Stockholders' Equity                            6,444
                                                      _____________
        Total Liabilities and Stockholders' Equity    $      10,252
                                                      _____________

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]


         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           From Inception
                                           For the Three     on March 24,
                                            Months Ended    2005 Through
                                            September 30,   September 30,
                                                2005            2005
                                           ______________  ______________
REVENUE                                    $            -  $            -

COST OF GOODS SOLD                                      -               -
                                           ______________  ______________

GROSS PROFIT                                            -               -

EXPENSES:
  General and administrative                        9,879          11,556
                                           ______________  ______________
LOSS FROM OPERATIONS                               (9,879)        (11,556)

CURRENT TAX EXPENSE                                     -               -

DEFERRED TAX EXPENSE                                    -               -
                                           ______________  ______________
 NET LOSS                                          (9,879)        (11,556)
                                           ______________  ______________

LOSS PER COMMON SHARE                      $         (.01) $         (.01)
                                           ______________  ______________





















 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]

         UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                         From Inception
                                                          on March 24,
                                                          2005 Through
                                                          September 30,
                                                              2005
                                                         ______________
Cash Flows from Operating Activities:
  Net loss                                               $      (11,556)
 Adjustments to reconcile net loss to
    net cash used by operating activities:
-
   Changes in assets and liabilities:
     Increase in accounts payable                                 3,808
      (Increase) in prepaid assets                               (4,121)
      (Increase) in deposits                                       (865)
                                                         ______________
       Net Cash (Used) by Operating Activities                  (12,734)
                                                         ______________
Cash Flows from Investing Activities:

       Net Cash (Used) by Investing Activities                        -
                                                         ______________
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock                         18,000
                                                         ______________
       Net Cash Provided by Financing Activities                 18,000
                                                         ______________

Net Increase in Cash                                              5,266

Cash at Beginning of Period                                           -
                                                         ______________

Cash at End of Period                                    $        5,266
                                                         ______________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                                             $            -
    Income taxes                                         $            -

Supplemental Schedule of Noncash Investing and Financing Activities:

   For the period from inception on March 24, 2005 through September 30, 2005:

        None







 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]

                 NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Barossa Coffee Company, Inc. ("Parent") was organized under the laws of the State of Nevada on March 24, 2005.

  Alchemy Coffee Company, Inc. ("Subsidiary") was organized under the laws of the State of Utah on April 22, 2005 as a wholly-owned subsidiary of Parent.

  Barossa Coffee Company, Inc. and Subsidiary (the "Company") plan to sell coffee beans and expresso related beverages. The Company has not yet generated significant revenues from their planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Consolidation - The consolidated financial statements include the accounts of Parent and its wholly-owned Subsidiary. All significant inter-company transactions have been eliminated in consolidation.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2005 audited financial statements. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 6].

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with generally accepted accounting principles  in  the  United
  States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]

                 NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont.]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2005.

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a $.001 par value.

  In  March  2005,  in connection with its organization, the Company  issued
  1,800,000 shares of its previously authorized but unissued common stock. Total proceeds of the sale amounted to $18,000 (or $.01 per share).

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2005, the Company has available unused operating loss carryforwards of approximately $11,556, which may be applied against future taxable income and which expire in various years through 2025.

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]

                 NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES [Cont.]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,700 as of September 30, 2005, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,700 from inception on March 24, 2005 through the period ended September 30, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed , has incurred losses since inception and has not yet been successful at establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]

                 NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                         From Inception
                                     For the Three        on March 24,
                                      Months Ended        2005 Through
                                   September 30, 2005  September 30, 2005
                                   __________________  __________________
  Loss from continuing operations
   available to common
   stockholders (numerator)        $           (9,879) $          (11,556)
                                   __________________  __________________

  Weighted average number of
   common shares outstanding used
   in loss per share during the
   period (denominator)                     1,800,000           1,695,628
                                   __________________  __________________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

  Building Lease Agreement - In August 2005 the Company entered into a lease for operating space, which expires August 2010. The lease calls for monthly payments of $865, increasing by 5% every two years of the lease. Lease expense for the period ended September 30, 2005 is $865. The future minimum lease payments are as follows:

      YEARS ENDED DECEMBER 31,
              2005               $  2,595
              2006                 10,380
              2007                 10,553
              2008                 10,899
              2009                 11,068
              2010                  7,604
                                 ________
                                 $ 53,099
                                 ________

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]

                 NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS

NOTE 8 - SUBSEQUENT EVENTS

  Proposed Public Offering of Common Stock - The Company is proposing to make a public offering of 400,000 shares of common stock. The Company has filed a registration statement with the United States Securities and Exchange Commission on Form SB-2. An offering price of $.25 per share has arbitrarily been determined by the Company. The offering will be managed by the Company without any underwriters. The units will be offered and sold by an officer of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. The Company has incurred stock offering costs of $500 as of September 30, 2005, such costs will be netted against the proceeds of the proposed public stock offering.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATIONS.

     Barossa Coffee Company, Inc. is a small start up company that was only recently incorporated in March 2005, has not yet generated any significant revenues from operations and is considered a development stage company. In July, 2005, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register an offering, on a "best efforts minimum/maximum" basis, of up to 400,000 shares of $.001 par value common stock, at a price of $0.25 per share. The registration statement was declared effective September 20, 2005. The Company could receive as much as $100,000 from sale of the common stock, if all 400,000 shares are sold. The offering will continue for 120 days from the date of the prospectus (or 150 days if extended for an additional 30 days). Funds will be held in escrow pending receipt of subscriptions for at least the minimum offering amount ($50,000). If at least $50,000 is not received within the offering period, funds held in escrow will be returned to subscribers without interest or any deduction.

     Barossa was formed to open and operate, through a wholly owned subsidiary, Alchemy, a retail, specialty coffee outlet. Management is aware that the specialty coffee business in the United States is growing rapidly and intends to take advantage of this known growth trend by opening a retail coffee outlet featuring specialty coffees. Management's plan of operation for the next twelve months is first to raise funds from this offering to provide the capital resources needed to commence operations. If the offering is successful, management intends to use any funds generated from sale of shares in this offering to provide initial working capital for the operation of the proposed business. We expect we will need to hire at least one employee, initially, to manage the coffee shop, and will need to purchase significant equipment and pay for building improvements. We will use proceeds of this offering to purchase equipment, furniture and furnishings and complete building renovations and improvements that will enable us to commence active business operations and to provide general working capital to meet other operating expenses during the start up period of operations until we are able to generate revenues from operations to cover expenses. Because of the uncertainties we know we face as a start-up or development stage entity, we do not know and have not determined how long existing capital and proceeds from this offering can satisfy our cash requirements. Even if the offering is successfully completed, especially if we raise only the minimum offering amount, we may, but cannot presently anticipate whether we will have to raise additional funds within the next twelve months. There is no assurance we will be able to raise any additional funds, if needed, through borrowing or otherwise. We have no financing commitments from commercial lenders or elsewhere. However, we believe that if this offering is successful in that at least the minimum offering amount ($50,000) is raised, the net proceeds ($35,000) will enable us to open for business and commence operations, and together with revenues we anticipate and hope to receive during our first year, allow us to continue in business.

     We are dependent upon the successful completion of this offering and receipt of the proceeds therefrom, of which there is no assurance, for the ability to commence our intended business operations. In the event the proposed business is unsuccessful, there is no assurance we could successfully become involved in any other business venture. We have no plans, commitments or arrangements with respect to any other proposed business venture.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 3. CONTROLS AND PROCEDURES.

     The issuer's principal executive and financial officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

     designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal quarter (the "Evaluation Date").

     Based on their evaluation as of the Evaluation Date, their conclusions about the effectiveness of the disclosure controls and procedures were that nothing indicated:

     any significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data;

     any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; or

     any material weaknesses in internal controls that have been or should be identified for the issuer's auditors and disclosed to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function).

     Changes in internal control over financial reporting. There was no significant change in the issuer's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the period covered by this report (the quarter ended September 30, 2005), there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act. In connection with its organization in March, 2005, the founders of Barossa contributed $18,000 cash to initially capitalize it in exchange for 1,800,000 shares of Common Stock. This transaction was not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering. These securities were issued as restricted securities and the certificates were stamped with restrictive legends to prevent any resale without registration under the Act or in compliance with an exemption.

     (b) During the period covered by this report (the quarter ended September 30, 2005), there were no securities that the issuer sold by registering the securities under the Securities Act. In July, 2005, the issuer filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act, to register an offering, on a "best efforts minimum/maximum" basis, of up to 400,000 shares of $.001 par value common stock, at a price of $0.25 per share. The registration statement was declared effective September 20, 2005. The issuer could receive as much as $100,000 from sale of the common stock, if all 400,000 shares are sold. The offering will continue for 120 days from the date of the prospectus (or 150 days if extended for an additional 30 days). Funds will be held in escrow pending receipt of subscriptions for at least the minimum offering amount ($50,000). If at least $50,000 is not received within the offering period, funds held in escrow will be returned to subscribers without interest or any deduction. As of September 30, 2005, no securities had been sold.

     (c) During the period covered by this report, there was no repurchase made of equity securities registered pursuant to section 12 of the Exchange Act. None of the issuer's securities is registered pursuant to section 12 of the Exchange Act

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     There has not been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the issuer exceeding 5 percent of the total assets of the issuer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter has been submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS.

     Exhibit Index - Exhibits required by Item 601 of Regulation S-B.

     (31) Certifications required by Rules 13a-14(a) or 15d-14(a).

     (32) Section 1350 Certifications

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Barossa Coffee Company, Inc.



Date:   November 14, 2005          by:     /s/ Adam Gatto
                                   Adam Gatto, President and Director