Form 10QSB/A
period 2005-09-30
Barossa Coffee Company, Inc.
filed 2005-11-17
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                            FORM 10-QSB/A


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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).              YES [  ]  NO [X]

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

     (b) During the period covered by this report (the quarter ended September 30, 2005), there were no securities that the issuer sold by registering the securities under the Securities Act. In July, 2005, the issuer filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act, to register an offering, on a "best efforts minimum/maximum" basis, of up to 400,000 shares of $.001 par value common stock, at a price of $0.25 per share. The registration statement was declared effective September 20, 2005. The issuer could receive as much as $100,000 from sale of the common stock, if all 400,000 shares are sold. The offering will continue for 120 days from the date of the prospectus (or 150 days if extended for an additional 30 days). Funds will be held in escrow pending receipt of subscriptions for at least the minimum offering amount ($50,000). If at least $50,000 is not received within the offering period, funds held in escrow will be returned to subscribers without interest or any deduction. As of September 30, 2005, no securities had been sold. As of November 16, 2005, at least $50,000 had been received in escrow, so funds held in escrow will not be returned to subscribers, but will now be available to the issuer.

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

                                   Barossa Coffee Company, Inc.



Date:  November 17, 2005           by:     /s/ Adam Gatto
                                   Adam Gatto, President and Director