Form 10QSB
period 2005-12-31
Barossa Coffee Company, Inc.
filed 2006-02-14
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  December 31, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.               YES [X]  NO [  ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).              YES [  ]  NO [X]

The number of $.001 par value common shares outstanding at December 31, 2005 :
2,098,000

                   FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate,""continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.


                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]

           UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 2005

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]




                                 CONTENTS

                                                                 PAGE

        -   Unaudited Condensed Consolidated Balance Sheet,
             December 31, 2005                                      1


        -   Unaudited Condensed Consolidated Statements of
             Operations, for the three and six months ended
             December 31, 2005 and from inception on March 24,
             2005 through December 31, 2005                         2


        -   Unaudited Condensed Consolidated Statements of
             Cash Flows for the six months ended December 31,
             2005 and from inception on March 24, 2005 through
             December 31, 2005                                      3


        -   Notes to Unaudited Condensed Consolidated
             Financial Statements                               4 - 8

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET



                                  ASSETS


                                                          December 31,
                                                              2005
                                                          ____________
CURRENT ASSETS:
  Cash                                                    $     61,258
                                                          ____________
        Total Current Assets                              $     61,258
                                                          ____________
  Property and Equipment [See Note 2]                           12,550
  Other Assets
    Deposits                                                       865
                                                          ____________
        Total Assets                                      $     74,673
                                                          ____________

                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                        $      2,645
                                                          ____________
        Total Current Liabilities                                2,645
                                                          ____________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   No shares issued or outstanding                                   -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,098,000 shares issued and outstanding                       2,098
  Capital in excess of par value                                77,054
  (Deficit) accumulated during the
    development stage                                           (7,124)
                                                          ____________

        Total Stockholders' Equity                              72,028
                                                          ____________
        Total Liabilities and Stockholders' Equity        $     74,673
                                                          ____________

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]


         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              From Inception
                                 For the three  For the six    on March 24,
                                  months ended  months ended   2005 Through
                                  December 31,  December 31,   December 31,
                                      2005          2005             2005
                                  ____________  ____________  ______________
REVENUE                           $          -  $          -  $            -
                                  ____________  ____________  ______________
COST OF GOODS SOLD                           -             -               -
                                  ____________  ____________  ______________

GROSS PROFIT                                 -             -               -
                                  ____________  ____________  ______________

EXPENSES:
  General and administrative             2,233         5,447           7,124
                                  ____________  ____________  ______________

LOSS FROM OPERATIONS                    (2,233)       (5,447)         (7,124)

CURRENT TAX EXPENSE                          -             -               -

DEFERRED TAX EXPENSE                         -             -               -
                                  ____________  ____________  ______________

NET LOSS                          $     (2,233) $     (5,447) $       (7,124)
                                  ____________  ____________  ______________

LOSS PER COMMON SHARE             $       (.00) $       (.00)
                                  ____________  ____________











 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]

         UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                            From Inception
                                              For the Six    on March 24,
                                              Months Ended   2005 Through
                                              December 31,   December 31,
                                                  2005           2005
                                              ____________  ______________
Cash Flows from Operating Activities:
  Net loss                                    $     (5,447) $       (7,124)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
   Changes in assets and liabilities:
     Increase in accounts payable                    1,158           2,645
     (Increase) in deposits                           (865)           (865)
                                              ____________  ______________
         Net Cash (Used) by
           Operating Activities                     (5,154)         (5,344)
                                              ____________  ______________
Cash Flows from Investing Activities:
  Purchase of property and equipment               (12,550)        (12,550)
                                              ____________  ______________
         Net Cash (Used) by
           Investing Activities                    (12,550)        (12,550)
                                              ____________  ______________
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock            61,152          79,152
                                              ____________  ______________
         Net Cash Provided by
           Financing Activities                     61,152          79,152
                                              ____________  ______________

Net Increase in Cash                                43,448          61,258

Cash at Beginning of Period                         17,810               -
                                              ____________  ______________

Cash at End of Period                         $     61,258  $       61,258
                                              ____________  ______________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                                  $          -  $            -
    Income taxes                              $          -  $            -

Supplemental schedule of Non-cash Investing and Financing Activities:

  For the six months ended December 31, 2005:
     None

  For the period from inception on March 24, 2005 through December 31, 2005:
     None







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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2005 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2005 audited financial statements. The results of operations for the period ended December 31, 2005 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 7].

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

NOTE 2 - PROPERTY AND EQUIPMENT

  The  Company has purchased equipment and made leasehold improvements.   As
  of December 31, 2005 none of the assets have been placed in service and no depreciation has been recognized.

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2005.

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a $.001 par value.

  In November 2005, the Company completed a public offering of 298,000 shares of common stock for gross proceeds of $74,500 (or $.25 per share). Offering costs of $13,348 were offset against the proceeds of the offering.

  In  March  2005,  in connection with its organization, the Company  issued
  1,800,000 shares of its previously authorized but unissued common stock. Total proceeds of the sale amounted to $18,000 (or $.01 per share).

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2005, the Company has available unused operating loss carryforwards of approximately $7,124, which may be applied against future taxable income and which expire in various years through 2025.

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]

                 NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Cont.]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,070 as of December 31, 2005, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $820 during the nine months ended December 31, 2005.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

NOTE 6 - GOING CONCERN

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:


                                          For the three     For the six
                                           months ended     months ended
                                           December 31,     December 31,
                                               2005             2005
                                          _____________    _____________
   Loss from continuing operations
   available to common shareholders
   (numerator)                            $      (2,233)   $      (5,447)
                                          _____________    _____________

   Weighted average number of common
   shares outstanding used in loss per
   share during the period (denominator)      1,900,413        1,850,207
                                          _____________    _____________


  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

  Building Lease Agreement - In August 2005 the Company entered into a lease for operating space, which expires August 2010. The lease calls for monthly payments of $865, increasing by 5% every two years of the lease. Lease expense for the period ended December 31, 2005 is $865. The future minimum lease payments are as follows:

      YEARS ENDED DECEMBER 31,

          2006           10,380
          2007           10,553
          2008           10,899
          2009           11,068
          2010            7,604
                       ________
                       $ 50,504
                       ________

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]

                 NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS


NOTE 9 - SUBSEQUENT EVENTS

  In January 2006, a shareholder of the Company loaned $10,000 to the Company.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATIONS.

     Barossa Coffee Company, Inc. is a small start up company that was only recently incorporated in March 2005, has not yet generated any significant revenues from operations and is considered a development stage company. In July, 2005, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register an offering, on a "best efforts minimum/maximum" basis, of up to 400,000 shares of $.001 par value common stock, at a price of $0.25 per share. The registration statement was declared effective September 20, 2005. The Company sold 298,000 shares of common stock pursuant to the offering. The offering closed November 30, 2005, and raised gross proceeds of $74,500. This increased the total issued and outstanding common stock to 2,098,000 shares.

     Barossa was formed to open and operate, through a wholly owned subsidiary, Alchemy, a retail, specialty coffee outlet. Management is aware that the specialty coffee business in the United States is growing rapidly and intends to take advantage of this known growth trend by opening a retail coffee outlet featuring specialty coffees. Management's plan of operation for the next twelve months is to use funds raised from this offering to provide the capital resources needed to commence operations. With the offering successfully completed, management intends to use the funds generated from sale of shares in this offering to provide initial working capital for the operation of the proposed business. We expect we will need to hire at least one employee, initially, to manage the coffee shop, and will need to purchase significant equipment and pay for building improvements. We will use proceeds of this offering to purchase equipment, furniture and furnishings and complete building renovations and improvements that will enable us to commence active business operations and to provide general working capital to meet other operating expenses during the start up period of operations until we are able to generate revenues from operations to cover expenses. Because of the uncertainties we know we face as a start-up or development stage entity, we do not know and have not determined how long existing capital and proceeds from this offering can satisfy our cash requirements. Even with the offering successfully completed, especially since we raised less than the maximum offering amount, we may, but cannot presently anticipate whether we will have to raise additional funds within the next twelve months. There is no assurance we will be able to raise any additional funds, if needed, through borrowing or otherwise. We have no financing commitments from commercial lenders or elsewhere.

     However, we believe that with the offering successfully completed in that gross proceeds of $74,500 were raised, the net proceeds will enable us to open for business and commence operations, and together with revenues we anticipate and hope to receive during our first year, allow us to continue in business.

     We were dependent upon the successful completion of this offering and receipt of the proceeds therefrom, for the ability to commence our intended business operations. There is no assurance the proposed business will be successful. In the event the proposed business is unsuccessful, there is no assurance we could successfully become involved in any other business venture. We have no plans, commitments or arrangements with respect to any other proposed business venture.

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

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the period covered by this report (the quarter ended December 31, 2005), there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act. In connection with its organization in March, 2005, the founders of Barossa contributed $18,000 cash to initially capitalize it in exchange for 1,800,000 shares of Common Stock. This transaction was not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering. These securities were issued as restricted securities and the certificates were stamped with restrictive legends to prevent any resale without registration under the Act or in compliance with an exemption.

     (b) During the period covered by this report (the quarter ended December 31, 2005), the issuer sold 298,000 shares of common stock by registering the securities under the Securities Act. In July, 2005, the issuer filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act, to register an offering, on a "best efforts minimum/maximum" basis, of up to 400,000 shares of $.001 par value common stock, at a price of $0.25 per share. The registration statement became effective September 20, 2005. The offering continued until November 30, 2005, and raised gross proceeds of $74,500. This increased the total issued and outstanding common stock to 2,098,000 shares.

     (c) During the period covered by this report, there was no repurchase made of equity securities registered pursuant to section 12 of the Exchange Act. None of the issuer's securities is registered pursuant to section 12 of the Exchange Act.

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

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS.

     All documents previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, to the extent applicable to the period covered by this report, are incorporated herein as exhibits to this report by reference to the registration statements and other reports previously filed by the Company to which such documents were filed as exhibits.

     Exhibit Index - Exhibits not previously filed that are applicable to the period covered by this report and required by Item 601 of Regulation S-B.

     (31) Certifications required by Rules 13a-14(a) or 15d-14(a).

     (32) Section 1350 Certifications

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Barossa Coffee Company, Inc.



Date:  February 13, 2006           by:     /s/ Adam Gatto
                                   Adam Gatto, President and Director