Form 10QSB
period 2006-03-31
Barossa Coffee Company, Inc.
filed 2006-05-16
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2006

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

The number of $.001 par value common shares outstanding at March 31, 2006 :
2,098,000

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

                              MARCH 31, 2006

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE



        -    Unaudited Condensed Consolidated
             Balance Sheet, March 31, 2006                  2


        -   Unaudited Condensed Consolidated
            Statements of Operations,
            for the three and nine months ended
            March 31, 2006, from inception on
            March 24, 2005 through March 31, 2005,
            and from inception March 24, 2005
            through March 31, 2006                          3


        -   Unaudited Condensed Consolidated
            Statements of Cash Flows
            for the nine months ended
            March 31, 2006, from inception on
            March 24, 2005 through March 31,2005,
            and from inception on March 24, 2005
            through March 31, 2006.                         4


        -   Notes to Unaudited Condensed
            Consolidated Financial Statements             5- 8

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET


                                  ASSETS
                                                        March 31,
                                                           2006
                                                         _________
CURRENT ASSETS:
  Cash                                                   $  26,508
                                                         _________
        Total Current Assets                             $  26,508

  Property and Equipment [See Note 1]
    Leasehold Improvements                                  42,560
    Equipment                                                8,875
                                                         _________
                                                            51,435
    Less accumulated depreciation                           (2,868)
                                                         _________
        Total Property and Equipment                        48,567

  Other Assets
        Deposits                                               865
                                                         _________
        Total Assets                                     $  75,940
                                                         _________

                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accrued interest payable - related party             $     107
                                                         _________
        Total Current Liabilities                              107

Other Liabilities
   Loan Payable [See Note 4]                                10,000
                                                         _________
        Total Other Liabilities                             10,107


STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   No shares issued or outstanding                              -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,098,000 shares issued and outstanding                  2,098
  Capital in excess of par value                           77,054
  (Deficit) accumulated during the
    development stage                                     (13,319)
                                                         _________
        Total Stockholders' Equity                         65,833

        Total Liabilities and Stockholders' Equity       $ 75,940
                                                         _________


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]


         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        From         From
                            For the       For the      Inception   Inception
                            Three         nine          on March    on March
                            Months        Months        24, 2005    24, 2005
                            Ended         Ended         Through     Through
                            March         March         March       March
                            31, 2006     31, 2006       31, 2006    31, 2005



                            __________   __________    _________    __________


REVENUE                     $   9,111    $   9,111     $  9,111     $        -
COST OF GOODS SOLD              3,250        3,250        3,250              -
                            __________   __________    _________    __________


GROSS PROFIT                    5,861        5,861        5,861              -


EXPENSES:
  General
   and administrative          11,949       17,396       19,073              -
                            __________   __________    _________    __________



LOSS BEFORE OTHER (EXPENSE)    (6,088)     (11,535)     (13,212)             -

OTHER (EXPENSE)
   Interest expense              (107)        (107)        (107)             -
                            __________   __________    _________    __________

LOSS BEFORE INCOME TAXES       (6,195)     (11,642)     (13,319)             -

CURRENT TAX EXPENSE                 -            -            -              -

DEFERRED TAX EXPENSE                -            -            -              -
                            __________   __________    _________    __________

NET LOSS                    $  (6,195)   $ (11,642)   $ (13,319)    $        -
                            __________   __________    _________    __________


LOSS PER COMMON SHARE       $    (.00)   $    (.01)   $    (.00)    $    (.00)
                            __________   __________    _________    __________











 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]

         UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                         From Inception  From Inception
                               For the    on March 24,   on March 24,
                             Nine Months  2005 Through   2005 Through
                             Ended March  Ended March    Ended March
                               31, 2006    31, 2006      31, 2005
                               ________   __________     ____________
Cash Flows from
 Operating Activities:
   Net loss                   $(11,642)   $ (13,319)     $         -
   Adjustments to
   reconcile net loss
   to net cash used by
   operating activities:
     Depreciation                2,868        2,868                -
     Changes in assets
      and liabilities:
       (Increase)
        in deposits               (865)        (865)               -
       (Decrease in
         accounts payable       (1,487)           -                -
        Increase in
         accrued interest          107          107                -
                               ________   __________     ____________
       Net Cash (Used) by
        Operating Activities   (11,019)     (11,209)               -

Cash Flows from
 Investing Activities:
  Purchase of property
   and equipment               (51,435)     (51,435)               -

                               ________   __________     ____________

       Net Cash (Used) by
        Investing Activities   (51,435)     (51,435)               -

Cash Flows from
 Financing Activities:
  Proceeds from issuance
   of common stock              61,152       79,152                -
  Proceeds from issuance
   of notes payable             10,000       10,000                -

                               ________   __________     ____________

       Net Cash Provided by
        Financing Activities    71,152       89,152                -


Net Increase in Cash             8,698       26,508                -

Cash at Beginning of Period     17,810            -                -
                               ________   __________     ____________

Cash at End of Period          $26,508    $  26,508      $         -
                               ________   __________     ____________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:

    Interest                   $     -    $       -      $         -
    Income taxes               $     -    $       -      $         -

Supplemental schedule of Non-cash Investing and Financing Activities:

  For the nine months ended March 31, 2006:
     None

  For the period from inception on March 24, 2005 through March 31, 2006:
     None



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

  Barossa Coffee Company, Inc. and Subsidiary (the "Company") plans to sell coffee beans and espresso related beverages. The Company has not yet generated significant revenues from their planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Consolidation - The consolidated financial statements include the accounts of Parent and its wholly-owned Subsidiary. All significant inter-company transactions have been eliminated in consolidation.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2005 audited financial statements. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

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

  Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United
  States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]

                 NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Cont.]

  Property and Equipment - Property and equipment are stated on the basis of cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Repairs and maintenance are expensed when incurred. The useful life of property and equipment for purposes of computing depreciation are as follows:

               Furniture and Equipment       3-5 years
               Leasehold Improvements         5 years

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", and SFAS No. 156, "Accounting for the Servicing of Financial Assets," were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155 and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2006.

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

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2006, the Company has available unused operating loss carryforwards of approximately

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]

                 NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS


NOTE 3 - INCOME TAXES [Cont.]

  $13,300 which may be applied against future taxable income and which expire in various years through 2026.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,600 as of March 31, 2006, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,300 during the nine months ended March 31, 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

  Loans Payable - The Company's loan payable is due to a shareholder and consists of a loan payable at 6% interest, due on demand, unsecured with a balance due of $10,000.



NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has incurred losses since inception and has not yet been successful at establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY
                       [A Development Stage Company]

                 NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS

NOTE 6- LOSS PER SHARE

  The following data show the amounts used in computing loss per share:



                                   For the three       For the nine
                                   months ended        months ended
                                   March 31, 2006      March 31, 2006
                                   ____________        ____________


 Loss from continuing operations
 available to common shareholders
 (numerator)                        $ (6,195)          $ (11,642)
                                    ___________        __________


 Weighted average number of common
 shares outstanding used in loss
 per share during the period
 (denominator)                       2,098,000         1,931,599
                                     __________        __________

  Dilutive  loss  per share was not presented, as the Company had  no  common
  equivalent  shares  for  all  periods  presented  that  would  effect   the
  computation of diluted loss per share.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

  Building Lease Agreement - In August 2005 the Company entered into a lease for operating space, which expires August 2010. The lease calls for monthly payments of $865, increasing by 5% every two years of the lease. Lease expense for the period ended March 31, 2006 is $2,595. The future minimum lease payments are as follows:

      YEARS ENDED MARCH 31,

          2007           10,380
          2008           10,683
          2009           10,899
          2010           11,217
          2011            4,768
                       ________
                       $ 47,947

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATIONS.

     Barossa Coffee Company, Inc. is a small start up company that was only recently incorporated in March 2005, and is considered a development stage company. In July, 2005, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register an offering, on a "best efforts minimum/maximum" basis, of up to 400,000 shares of $.001 par value common stock, at a price of $0.25 per share. The registration statement was declared effective September 20, 2005. The Company sold 298,000 shares of common stock in the offering. The offering closed November 30, 2005, and raised gross proceeds of $74,500. This increased the total issued and outstanding common stock to 2,098,000 shares.

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

     We opened a retail coffee outlet in February, 2006 and are utilizing the experience of management in the coffee/cafe industry to specialize in the sale of the highest quality, fresh locally- roasted coffee beans and espresso related beverages; as well as organic food and baked goods, teas, juices, and specific health foods and beverages. The Company is hand-selecting all its arabica coffee and teas by taste-testing and personally choosing from local coffee roasters and tea importers to assure continued quality and freshness of product. We bring in the best coffees from an assortment or all of the local roasters and offer them to the public under one roof. We offer only the highest-quality espresso coffee based beverages, at the same time providing the service as quickly as possible, realizing the demand for espresso coffee drinks to people on the go. All types of espresso coffee drinks are served, including cappuccino, lattes, iced coffee drinks and various types of premium blended and ground coffee beverages. We also create our own signature coffee and tea blends; and in the future, subject to sufficient funding from operations, financing or otherwise, which we are not assured of, to acquire a coffee roaster and use our own coffee roasting experience to roast our own coffees to add to the already unique selection. We believe, but there is no assurance that, this 'brewery style' selection of local roasters' coffee will add a unique advantage to our business while also stimulating healthy competition among local roasters. We plan on emphasizing organic, shade grown, and fair-trade coffee varietals and blends whenever possible. We realize that many third-world coffee growers cannot afford such designations, yet still offer a superior, clean product. We plan to also select and use such through direct communication with local roasters and their direct personal relationship with coffee growers around the world.

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

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the period covered by this report (the quarter ended March 31, 2006), there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act. In connection with its organization in March, 2005, the founders of Barossa contributed $18,000 cash to initially capitalize it in exchange for 1,800,000 shares of Common Stock. This transaction was not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering. These securities were issued as restricted securities and the certificates were stamped with restrictive legends to prevent any resale without registration under the Act or in compliance with an exemption.

     (b) During the period covered by this report (the quarter ended March 31, 2006), there were no securities that the issuer sold by registering the securities under the Securities Act. During the the quarter ended December 31, 2005, the issuer sold 298,000 shares of common stock by registering the securities under the Securities Act. In July, 2005, the issuer filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act, to register an offering, on a "best efforts minimum/maximum" basis, of up to 400,000 shares of $.001 par value common stock, at a price of $0.25 per share. The registration statement became effective September 20, 2005. The offering continued until November 30, 2005, and raised gross proceeds of $74,500. This increased the total issued and outstanding common stock to 2,098,000 shares.

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

                              Barossa Coffee Company, Inc.



Date:  May 15, 2006           by:        /s/ Adam Gatto
                                   Adam Gatto, President and Director