Form 10KSB
period 2006-06-30
Barossa Coffee Company, Inc.
filed 2006-10-12
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended June 30, 2006  Commission File No. 333-126514

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from           to           .

                     BAROSSA COFFEE COMPANY, INC.
            (Name of small business issuer in its charter)

           Nevada                                         20-2641871
     State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization                     Identification No.)

    311 South State Street, Suite 460, Salt Lake City, Utah 84111
         (Address of principal executive offices)  (zip code)

Issuer's telephone number, including area code:  (801) 364-9262


    (Former name or former address, if changed since last report.)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.                                    Yes   X      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. (Not applicable)                  [   ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).              Yes   X      No

Issuer's revenues for its most recent fiscal year.         $60,691

The aggregate market value of the voting stock held by non-affiliates is not determinable because of the lack of any meaningful market value quotations. (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at October 11, 2006: 1,898,000

                   FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate,""continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     (A)  BUSINESS DEVELOPMENT.

     Barossa Coffee Company, Inc. is a small start up company that was only recently incorporated in March 2005. In July, 2005, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register an offering, on a "best efforts minimum/maximum" basis, of up to 400,000 shares of $.001 par value common stock, at a price of $0.25 per share. The registration statement was declared effective September 20, 2005. The Company sold 298,000 shares of common stock pursuant to the offering. The offering closed November 30, 2005, and raised gross proceeds of $74,500. This increased the total issued and outstanding common stock to 2,098,000 shares.

     (B)  BUSINESS OF COMPANY.

     Barossa was formed to open and operate, through a wholly owned subsidiary, Alchemy Coffee Company, Inc., a retail, specialty coffee outlet. The Company opened a retail coffee outlet featuring specialty coffees in February, 2006 and utilized the experience of management in the coffee/cafe industry to specialize in the sale of the highest quality, fresh locally-roasted coffee beans and espresso related beverages; as well as organic food and baked goods, teas, juices, and specific health foods and beverages.

     However, even though the Company generated revenues from operations of $60,691 for the fiscal year ended June 30, 2006, it had an operating loss of $19,672 and had to seek additional funding, which it borrowed from shareholders. Because of the continuing cash needs of Alchemy which could not be met by the Corporation, management and principal shareholders negotiated and reached a Stock Exchange Agreement on October 11, 2006, between the Corporation and Jason Briggs, manager of the coffee shop, wherein Briggs shall receive all of the issued and outstanding common stock of Alchemy Coffee Company, Inc. in exchange for all 200,000 shares of the Corporation's common stock beneficially owned by Briggs, to be delivered to the Corporation for cancellation. The Corporation has determined that since the inception of Alchemy as a wholly-owned subsidiary of the Corporation, $64,964.34 has been advanced to Alchemy and not repaid. The Corporation has determined that the value of Alchemy is substantially less than the amount invested and has determined that the 200,000 shares it will receive as consideration for Alchemy has at least as great a value as Alchemy and that this is the best value that could be received by the Corporation for Alchemy and that this transaction is in the best interests of the Corporation.

     With this transaction, the Company will not be engaged in any business activities and has no operations. The Company's principal activity will be to investigate potential acquisitions. There is no assurance the Company can become involved with any business venture in the future.

GOVERNMENTAL REGULATION

     It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

COMPETITION

     The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

EMPLOYEES

     Jason Briggs, served as manager of the coffee shop, and was compensated in the amount of 6,576 during the fiscal year ended June 30, 2006. Adam Gatto is now the sole officer and director of the Corporation, serves as President, Secretary-Treasurer and devotes part time (about five hours per week) but is not employed full time and does not receive compensation.

ITEM 2.   DESCRIPTION OF PROPERTY.

      We have no office facilities but for now the business address of Adam Gatto, the President, and Lynn Dixon, a principal shareholder, is being used as the business address of Barossa.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no action has been threatened by or against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION.

     In August, 2006, the Company's common stock was approved for quotation in the NASD's Bulletin Board system under the symbol "BSSA". Although quotations for the Company's common stock can appear on the OTC Bulletin Board, there is no established trading market for the common stock. Transactions in the common stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, is not indicative of any meaningful market value. No high and low bid price quotations for any calendar quarter during the last two fiscal years were available. Any such quotations would reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     During the period covered by this report, there were no sales by the issuer of its equity securities without registering the securities under the Securities Act.

     (B)  HOLDERS.

     On September 29, 2006, there were 44 holders of record of the Common
Stock.

     (C)  DIVIDENDS.

     The Company has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. Presently the intent is to utilize all available funds for the development of business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law. Under Nevada corporate law, no dividends or other distributions may be made which would render a company insolvent or reduce assets to less than the sum of liabilities plus the amount needed to satisfy outstanding liquidation preferences. During the fourth quarter of the fiscal year covered by this report, there was no repurchase made by or on behalf of the issuer or any affiliated purchaser, of equity securities registered pursuant to section 12 of the Exchange Act. None of the issuer's securities is registered pursuant to section 12 of the Exchange Act.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS.

     The Company does not expect to generate any meaningful revenue or incur operating expenses, except for administrative, legal, professional, accounting and auditing costs associated with the filing requirements of a public reporting company, unless and until it acquires an interest in an operating company. The Company may not have sufficient cash to meet its operational needs for the next twelve months. Management's plan of operation for the next twelve months is to attempt to raise additional capital through loans from related parties, debt financing, equity financing or a combination of financing options. Currently, there are no understandings, commitments or agreements for such an infusion of capital and no assurances to that effect. Unless the Company can obtain additional financing, its ability to continue as a going concern during the next twelve-month period is doubtful. The Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity.

     The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

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

ITEM 7.   FINANCIAL STATEMENTS.

     See attached Financial Statements and Schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

ITEM 8A.  CONTROLS AND PROCEDURES.

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

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal year (the "Evaluation Date").

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

ITEM 8B.  OTHER INFORMATION.

     There were no reports on Form 8-K filed during the last quarter of the fiscal year ended June 30, 2006, nor any information required to be disclosed in a report on Form 8-K, but not reported, during the fourth quarter of the year covered by this Form 10-KSB. On October 11, 2006 (subsequent to the end of the fiscal year for which this report is filed), management and principal shareholders negotiated and reached a Stock Exchange Agreement as described in
Item 1.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (A)  IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS.

     The following table shows directors, executive officers and other significant employees, their ages, and all offices and positions with Barossa. Each director is elected for a period of one year and serves until his successor is duly elected by the stockholders and qualifies. There are no other arrangements or understandings regarding the length of time a director is to serve in that capacity. The board of directors serves as the audit committee. None are audit committee financial experts. Officers and other employees serve at the will of the board of directors.

                         Term Served As   Positions
Name of Director    Age  Director/Officer With Company

Adam Gatto          43   Since inception  President and Director

Jason Briggs        35   Since inception  Secretary, Treasurer and
                                          Director

     Certain biographical information with respect to the officers is set forth below.

     Adam Gatto, age 43, currently (since 2002) is manager of a private equity fund primarily involved in the trading and investment of S&P 500 companies. Previously he was an Investment Portfolio Manager for high net worth individuals and institutions at Morgan Stanley from November 1997 to September 2002. He received Bachelor's degrees in Political Science and Business from the University of Utah in 1986. In conjunction with that, he also attended the University of Sienna School of International Business & Language in Italy, receiving a minor in Italian and International Finance.

     Jason Briggs, age 35, manager of the coffee shop, previously was Head Barista, Barista Trainer, & Wholesale Rep for the Salt Lake Roasting Co. Jason had been with the Salt Lake Roasting Co. since 1998 and has been in the Coffee Industry for twelve years. Jason was also Assistant Roaster for two years and was trained in coffee roasting by Head Roaster Andrew Tendick at Millcreek Coffee Roasters. Jason is currently a sophomore at the University of Utah. Pursuant to The Stock Exchange Agreement between the Corporation and Jason Briggs, Briggs resigned as an officer and director of Corporation, leaving Adam Gatto as the sole officer and director of the Corporation.

     The directors hold no directorships in any other companies subject to the reporting requirements of the Securities Exchange Act of 1934.

     (B)  IDENTIFY SIGNIFICANT EMPLOYEES.

     None other than the person previously identified.

     (C)  FAMILY RELATIONSHIPS.    None

     (D)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

     Except as described herein, no officer or director of the Company; 1) has had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on behalf of any entity of which such person was an officer or general partner within two years of filing; or 2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or 3) has been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

     (E) AUDIT COMMITTEE FINANCIAL EXPERT. The issuer does not have an audit committee financial expert serving on its audit committee, due to lack of funds.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Section 16(a) is inapplicable.

     CODE OF ETHICS. The issuer has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote: Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; Full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the Commission and in other public communications made by the issuer; Compliance with applicable governmental laws, rules and regulations; The prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons;
and Accountability for adherence to the code. The issuer hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Such request may be made in writing to the board of directors at the address of the issuer.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table summarizes executive compensation paid or accrued for the Chief Executive Officer and other officers who received any compensation during the past three fiscal years.

                      SUMMARY COMPENSATION TABLE

Name And                               Other Annual     All Other
Principal     Year Salary($) Bonus($)  Compensation($)  Compensation($)
Position

Adam Gatto    2006         0        0             0             0
CEO           2005         0        0             0             0
              2004         0        0             0             0

Jason Briggs  2006     6,576        0             0             0
Manager       2005         0        0             0             0
              2004         0        0             0             0

COMPENSATION OF DIRECTORS     None

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE-IN-CONTROL
ARRANGEMENTS

     The Company has not entered into any contracts or arrangements with any named executive officer which would provide such individual with a form of compensation resulting from such individual's resignation, retirement or any other termination of such executive officer's employment with the Company or its subsidiary, or from a change-in-control of the Company or a change in the named executive officer's responsibilities following a change-in-control.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table contains stock ownership information about officers, directors and other stockholders known to be beneficial owners of more than 5%
of the registrant's stock.   A beneficial owner of stock is any person who has
or shares the power to decide how to vote or whether to dispose of the stock.

                           Title of   Amount & Nature of      % of
Name and Address            Class     Beneficial Ownership    Class
Adam Gatto                 Common          600,000 shares     31.6%
311 S State, #460
SLC, Utah 84016


Jason Briggs               Common          200,000 shares (1)  9.5%
311 S State, #460
SLC, Utah 84016

Lynn Dixon                 Common          500,000 shares     26.3%
311 S State, #460
SLC, UT 84111

Thomas G. Kimble           Common          500,000 shares (2) 26.3%
311 S State, #440
SLC, UT 84111

All officers and           Common          600,000 shares     31.6%
directors as a group
(1 person)

(1) Pursuant to The Stock Exchange Agreement dated October 11, 2006, all 200,000 shares of the Corporation's common stock beneficially owned by Briggs are to be contributed back to the Corporation for cancellation. Ownership percentages of all other named shareholders and total shares outstanding are stated after reflecting this cancellation.

(2) Owned of record by Devonshire Partners, a limited liability company solely owned by Mr. Kimble.

     The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

     During the fiscal years ended June 30, 2006 and 2005, the Company utilized office space at 311 South State Street, Suite 460, Salt Lake City, Utah 84111, which was provided by Lynn Dixon, a majority shareholder of the Company. The Company does not pay rent for this office space.

     Except as disclosed in this item, in notes to the financial statements or elsewhere in this report, the Company is not aware of any indebtedness or other transaction in which the amount involved exceeds $60,000 between the Company and any officer, director, nominee for director, or 5% or greater beneficial owner of the Company or an immediate family member of such person; nor any relationship in which a director or nominee for director of the Company was also an officer, director, nominee for director, greater than 10% equity owner, partner, or member of any firm or other entity which received from or paid the Company, for property or services, amounts exceeding 5% of the gross annual revenues or total assets of the Company or such other firm or entity.

ITEM 13.  EXHIBITS

     EXHIBITS to this report are all documents previously filed which are incorporated herein as exhibits to this report by reference to registration statements and other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

     Exhibits required by Item 601 of Regulation S-B.

SEC No.   Document                                                Exhibit No.

10        Material contracts
          Stock Exchange Agreement with Jason Briggs                 10.3
31.       Certifications required by Rules 13a-14(a) or 15d-14(a).
32.       Section 1350 Certifications

* previously filed

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $-0- for the fiscal year ended June 30, 2005 and $7,670 for the fiscal year ended June 30, 2006.

(2) AUDIT-RELATED FEES

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended June 30, 2005 and $-0- for the fiscal year ended June 30, 2006.

(3) TAX FEES

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance,
tax advice, and tax planning was $-0-   for the fiscal year ended June 30,
2005 and $-0-  for the fiscal year ended June 30, 2006.

(4) ALL OTHER FEES

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended June 30, 2005 and $-0- for the fiscal year ended June 30, 2006.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's board of directors acting as the audit committee.

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY

                     CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 30, 2006

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY





                                 CONTENTS

                                                                  PAGE


        -  Report of Independent Registered Public Accounting
            Firm                                                   1

        -  Consolidated Balance Sheet, June 30, 2006               2


        -  Consolidated Statements of Operations for the year
            ended June 30, 2006, from inception on March 24,
            2005 through June 30, 2005, and from inception
            March 24, 2005 through June 30 2006                    3


        -  Consolidated Statements of Stockholders' Equity
            for the period from inception on March 24, 2005
            through June 30, 2005 and for the year ended
            June 30, 2006                                          4

        -  Consolidated Statements of Cash Flows for the year
            ended June 30, 2006, from inception on March 24,
            2005 through June 30, 2005, and from inception
            March 24, 2005 through June 30 2006                    5



        -  Notes to Consolidated Financial Statements            6 - 9

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Barossa Coffee Company, Inc. & Subsidiary, Ltd. [a development stage company] as of June 30, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 2006 and for the period from inception on March 24, 2005 through June 30, 2005 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barossa Coffee Company, Inc. & Subsidiary, Ltd. [a development stage company] as of June 30, 2006 and the results of its operations and its cash flows for the year ended June 30, 2006 and for the period from inception on March 24, 2005 through June 30, 2005 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company only recently commenced operations, has incurred losses since its inception and has not yet been successful at establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note
5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
October 11, 2006

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEET

                            AS OF JUNE 30, 2006

                                  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents [See Note 1]                  $  29,495
                                                          _________
        Total Current Assets                                 29,495

  Property and Equipment [See Note 1]
    Leasehold Improvements                                   55,550
    Equipment                                                14,011
                                                          _________
                                                             69,561
    Less accumulated depreciation                            (5,097)
                                                          _________
        Total Property and Equipment                         64,464

  Other Assets
        Deposits                                                865

        Total Assets                                      $  94,824
                                                          _________

                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts Payable                                         $ 17,465
  Accrued Payroll and taxes                                   6,720
  Accrued interest payable - related parties                    336
  Notes Payable - related parties                            12,500
                                                          _________
        Total Current Liabilities                            37,021

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   No shares issued or outstanding                                -

  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,098,000 shares issued and outstanding                    2,098
  Capital in excess of par value                             77,054
  (Deficit) accumulated during the
    development stage                                       (21,349)
                                                          _________
        Total Stockholders' Equity                           57,803

        Total Liabilities and Stockholders' Equity        $  94,824
                                                          _________






              The accompanying notes are an integral part of
                 these consolidated financial statements.

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS




                                            From Inception     From Inception
                            For the year    on March 24,       on March 24,
                            ended June 30,  2005 Through       2005 Through
                                  2006      June 30, 2005      June 30, 2006

                              __________     _____________     ____________


REVENUE                      $   60,691      $           -     $    60,691
COST OF GOODS SOLD               24,967                  -          24,967
                              __________     _____________     ____________

GROSS PROFIT                     35,724                  -          35,724


EXPENSES:
  General and administrative     55,060              1,677          56,737
                              __________     _____________     ____________

LOSS BEFORE OTHER (EXPENSE)     (19,336)           (1,677)         (21,013)

OTHER (EXPENSE)
  Interest expense                 (336)                -             (336)
                              __________     _____________     ____________

LOSS BEFORE INCOME TAXES        (19,672)           (1,677)         (21,349)

CURRENT TAX EXPENSE                   -                 -                -

DEFERRED TAX EXPENSE                  -                 -                -
                              __________     _____________     ____________


NET LOSS                      $ (19,672)     $     (1,677)     $   (21,349)
                              __________     _____________     ____________


LOSS PER COMMON SHARE         $    (.01)     $       (.00)
                              __________     _____________












                The accompanying notes are an integral part of these consolidated financial statements.

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                               Common Stock
                          ___________________      Capital in
                                                   Excess of   Accumulated
                            Shares     Amount      Par Value    Deficit
                          ________    _______      _________  ___________

Balance
 March 24, 2005                  -          -              -           -

Common Stock
 issued for cash
 at .01 per share        1,800,000    $ 1,800      $  16,200           -


Net Loss for the
 period from
 March 24, 2005
 (inception)
 Through
 June 30, 2005                   -          -              -   $  (1,677)

                          ________     ______       ________   __________
Balance
 June 30, 2005           1,800,000    $ 1,800      $  16,200   $  (1,677)


Common Stock
 issued for cash
 at .25 per share,
 net of offering
 costs of $13,348          298,000    $   298      $  60,854            -


Net loss for the
 year Ended
 June 30, 2006                   -          -              -    $ (19,672)
                          ________    _______      _________    ___________

Balance
 June 30, 2006           2,098,000    $ 2,098      $  77,054    $ (21,349)

                          ________    _______      _________    ___________










                The accompanying notes are an integral part of these consolidated financial statements

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF CASH FLOWS



                                             From Inception  From Inception
                             For the Year    on March 24,    on March 24,
                             Year Ended      2005 Through    2005 Through
                             June 30, 2006   June 30, 2005   June 30, 2006
                              __________     ___________     __________
Cash Flows from
 Operating Activities:
  Net loss                    $ (19,672)     $   (1,677)     $ (21,349)
  Adjustments to reconcile
   net loss to net cash
   used by operating
   activities:
     Depreciation                 5,097               -          5,097
   Changes in assets
    and liabilities:
     (Increase) in deposits        (865)              -           (865)
     Increase in
       accounts payable          15,978           1,487         17,465
     Increase in
       accrued interest             336               -            336
     Increase in accrued
       payroll and taxes          6,720               -          6,720
                              __________     ___________     __________

       Net Cash Provided
       by Operating Activities    7,594            (190)         7,404


Cash Flows from
 Investing Activities:
  Purchase of property
   and equipment                (69,561)              -        (69,561)
                              __________     ___________     __________
       Net Cash (Used)
       by Investing Activities  (69,561)              -        (69,561)

Cash Flows from
 Financing Activities:
  Proceeds from
   issuance of common stock      61,152          18,000         79,152
  Proceeds from issuance
   of notes payable              12,500               -         12,500
                              __________     ___________     __________
       Net Cash Provided
       by Financing Activities   73,652          18,000         91,652


Net Increase in Cash             11,685          17,810         29,495

Cash at Beginning of Period      17,810               -              -
                              __________     ___________     __________

Cash at End of Period         $  29,495      $   17,810      $  29,495
                              __________     ___________     __________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                  $       -      $        -      $       -
    Income taxes              $       -      $        -      $       -

Supplemental schedule of Non-cash Investing and Financing Activities:

  For the year ended June 30, 2006:           None

  For the period from inception on March 24, 2005 through June 30, 2005:
        None




                The accompanying notes are an integral part of these consolidated financial statements.

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 30, 2006


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Barossa Coffee Company, Inc. ("Parent") was organized under the laws of the State of Nevada on March 24, 2005.

  Alchemy Coffee Company, Inc. ("Subsidiary") was organized under the laws of the State of Utah on April 22, 2005 as a wholly-owned subsidiary of the Parent.

  Barossa Coffee Company, Inc. and Subsidiary (the "Company") sells coffee beans and espresso related beverages. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

  Revenue Recognition - The Company's revenue has come primarily from the sale of coffee beans and espresso related beverages. Revenue from sales is recognized at the point of sale.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No.109,"Accounting for Income Taxes" [See Note 3].

  Advertising Costs - Advertising costs are charged to operations when incurred. The Company expensed $824 and $0 in advertising costs during the periods ended June 30, 2006 and 2005, respectively.

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 30, 2006

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

               Furniture and Equipment       3-5 years
               Leasehold Improvements         5 years

  Depreciation expense for the years ended June 30, 2006 and 2005 was $5,097 and $0, respectively.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", and SFAS No. 156, "Accounting for the Servicing of Financial Assets," SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155, and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.


NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2006.

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a $.001 par value. 2,098,000 shares are issued and outstanding at June 30, 2006.

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

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 30, 2006


NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2006, the Company has available unused operating loss carryforwards of $21,349 which may be applied against future taxable income and which expire in various years through 2026.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $3,202 and $252 as of June 30, 2006 and 2005, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,950 and $252 during the year ended June 30, 2006 and 2005, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the years ended June 30, 2006 and 2005 compensation to officers and directors amounted to $6,576 and $0, respectively.

  Loans Payable - The Company's loans payable are due to 2 shareholders and consists of 2 loans. One loan payable has an interest rate of 6%, is due on demand, and is unsecured with a balance due of $10,000. The other loan payable has an interest rate of 10%, is due on demand and is unsecured with a balance due of $2,500.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company only recently commenced operations, has incurred losses since inception, and has not yet been successful at establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 30, 2006

NOTE 6- LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                                       From Inception
                                      For the year     on March 24,
                                      ended            2005 through
                                      June 30, 2006    June 30, 2005
                                      ____________    ____________
    Loss from continuing operations
    available to common shareholders
   (numerator)                        $  (19,672)     $     (1,677)
                                      ___________     _____________
    Weighted average number of common
    shares outstanding used in loss
    per share during the period
    (denominator)                       1,973,085         1,800,000
                                      ___________     ______________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

  Building Lease Agreement - In August 2005 the Company entered into a lease for operating space, which expires August 2010. The lease calls for monthly payments of $865, increasing by 5% every two years of the lease. Lease expense for the period ended June 30, 2006 is $5,190. The future minimum lease payments are as follows:

     YEARS ENDED JUNE 30,

          2007           10,380
          2008           10,380
          2009           10,899
          2010           10,899
          2011            1,907
                       ________
                       $ 44,465
                       ________


NOTE 8 - SUBSEQUENT EVENTS

  During October 2006, the Company entered into a Stock Exchange Agreement with a shareholder who is an officer and director of the Company, wherein Parent would receive back 200,000 shares of common stock for cancellation from the shareholder in exchange for all the issued and outstanding common stock of the Company's subsidiary, Alchemy Coffee. As a result of the exchange agreement, the shareholder would resign as an officer and director of the Company and the Company would no longer have any ongoing business operations but would commence seeking potential business opportunities.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Barossa Coffee Company, Inc.



By:     /s/ Adam Gatto                         Date:  October 12, 2006
     Adam Gatto, President
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ Adam Gatto                      Date:    October 12, 2006
     Adam Gatto, President
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.