Form 10QSB
period 2006-09-30
Barossa Coffee Company, Inc.
filed 2006-11-14
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2006

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

The number of shares outstanding of the Issuer's common stock at November 13, 2006: 1,898,000

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

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY

           UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 2006

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY





                                 CONTENTS

                                                          PAGE





        -  Unaudited Condensed Consolidated Balance Sheet,
            September 30, 2006.                                    2


        -  Unaudited Condensed Consolidated Statements of
            Operations for the three Months ended September 30,
            2006 and September 30, 2005 and from inception on
            March 24, 2005 through  September 30, 2006.            3

        -  Unaudted Condensed Consolidated Statements of
            Cash Flows for the three Months ended September 30,
            2006 and September 30, 2005, and from inception on
            March 24, 2005 through September 30 2006.              4



        -  Notes to Unaudited Condensed Consolidated Financial
             Statement                                          5 - 6

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                         AS OF SEPTEMBER 30, 2006

                                  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $  15,525
                                                          _________
        Total Current Assets                                 15,525

  Property and Equipment
    Leasehold Improvements                                   46,560
    Equipment                                                14,011
                                                          _________
                                                             60,571
    Less accumulated depreciation                            (8,558)
                                                          _________
        Total Property and Equipment                         52,013

  Other Assets
        Deposits                                                865

        Total Assets                                        $68,403



                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts Payable                                         $ 11,143
  Accrued interest payable - related parties                    575
  Notes Payable - related parties                             5,890
                                                           ________
              Total Current Liabilities                      17,608

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   No shares issued or outstanding                                -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,098,000 shares issued and outstanding                    2,098
  Capital in excess of par value                             77,054
  (Deficit) accumulated during the
    development stage                                       (28,357)
                                                           ________
        Total Stockholders' Equity                           50,795

        Total Liabilities and Stockholders' Equity        $  68,403





              The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               From
                                                            Inception
                                                                on
                                                             March 24,
                             For the three   For the three     2005
                              Months ended   Months ended    through
                              September 30,  September 30,   September
                                   2006        2005           30, 2006
                                _________    _________     ___________


REVENUE                         $ 55,047    $       -       $ 115,739
COST OF GOODS SOLD                23,732            -          48,699
                                _________    _________     ___________

GROSS PROFIT                      31,315            -          67,040


EXPENSES:
  General and administrative      37,837        3,214          94,574
                                _________    _________     ___________


LOSS BEFORE OTHER (EXPENSE)       (6,522)      (3,214)        (27,534)

OTHER (EXPENSE)
  Interest expense                  (487)           -            (823)
                                _________    _________     ___________

LOSS BEFORE INCOME TAXES          (7,009)      (3,214)        (28,357)

CURRENT TAX EXPENSE                    -            -               -

DEFERRED TAX EXPENSE                   -            -               -
                                _________    _________     ___________


NET LOSS                        $ (7,009)    $ (3,214)     $  (28,357)
                                _________    _________     ___________


LOSS PER COMMON SHARE           $   (.00)    $   (.00)
                                _________    _________










                The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  From
                                      For the     For the       Inception
                                       Three       Three        on March
                                       Months      Months       24, 2005
                                       ended       ended         through
                                      September   September     September
                                      30, 2006     30,2005       30,2006
                                      _________   _________     _________
Cash Flows from Operating Activities:
  Net loss                            $ (7,009)   $ (3,214)     $(28,357)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
   Depreciation                          3,461           -         8,558
   Changes in assets and liabilities:
     (Increase) in deposits                  -        (865)         (865)
      Increase (decrease)
       in accounts payable              (6,322)      2,321        11,143
      Increase in accrued interest         240           -           575
      Decrease in accrued
       payroll and taxes                (6,720)          -             -
      Increase in prepaid expense            -      (4,121)            1
                                      _________   _________     _________
       Net Cash (Used) by
        Operating Activities           (16,350)     (5,879)       (8,946)

Cash Flows from Investing Activities:
  Acquisition of property
    and equipment                            -           -       (69,561)
  Refund on property and
    equipment costs                      8,990           -         8,990
                                      _________   _________     _________
       Net Cash (Used) by
        Investing Activities             8,990           -       (60,571)

Cash Flows from Financing Activities:
  Proceeds from issuance
    of common stock                          -           -        92,500
  Proceeds from issuances of
    notes payable to shareholders            -           -        12,500
  Reduction in notes payable            (6,610)          -       ( 6,610)
  Stock Offering Costs                       -     (6,665)       (13,348)
                                      _________   _________     _________
     Net Cash Provided by
      Financing Activities              (6,610)    (6,665)        85,042


Net Increase (Decrease) in Cash         13,970     (12,544)       15,525

Cash at Beginning of Period             29,495      17,810             -
                                      _________   _________     _________
Cash at End of Period                 $ 15,525    $  5,266      $ 15,525

                                      _________   _________     _________

Supplemental Disclosures of Cash Flow information:

  Cash paid during the period for:
    Interest                          $      -    $      -      $      -
    Income taxes                      $      -    $      -      $      -

Supplemental schedule of Non-cash Investing and Financing Activities:

  For the three months ended September 30, 2006:        None
  For the three months ended September 30, 2005:        None



                The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2006


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


  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2006 audited financial statements. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the three months ended September 30, 2006 and 2005 compensation to officers and directors amounted to $6,240 and $0, respectively.

  Loans Payable - The Company's loans payable are due to 2 shareholders and consists of 2 loans. One loan payable has an interest rate of 6%, is due on demand, and is unsecured with a balance due of $3,990. The other loan payable has an interest rate of 10%, is due on demand and is unsecured with a balance due of $1,900.

NOTE 3 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company only recently commenced operations, has incurred losses since inception, and has not yet been successful at establishing profitable operations. These factors raise substantial

                BAROSSA COFFEE COMPANY, INC. AND SUBSIDIARY

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2006


NOTE 3 - GOING CONCERN [Continued]

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


NOTE 4- LOSS PER SHARE

  The following data show the amounts used in computing loss per share:


                                For the three      For the three
                                     Months            Months
                                     ended              ended
                                 September 30,      September 30,
                                     2006               2005
                                   __________       ____________

  Loss from continuing
  operations available
  to common shareholders
  (numerator)                      $  (7,009)       $   (3,214)
                                   __________       ____________

  Weighted average number of
  common shares outstanding
  used in loss per share
  during the period
  (denominator)                     2,098,000          1,800,000
                                   ___________      ____________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.


NOTE 5 - SUBSEQUENT EVENTS

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

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

     Barossa Coffee Company, Inc. is a small start up company that was incorporated in March 2005, and is considered a development stage company. In July, 2005, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register an offering, on a "best efforts minimum/maximum" basis, of up to 400,000 shares of $.001 par value common stock, at a price of $0.25 per share. The registration statement was declared effective September 20, 2005. The Company sold 298,000 shares of common stock pursuant to the offering. The offering closed November 30, 2005, and raised gross proceeds of $74,500.

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

     However, even though the Company generated revenues from operations of $60,691 for the fiscal year ended June 30, 2006, and $55,047 for the quarter ended September 30, 2006, operating losses of $19,672 for the fiscal year ended June 30, 2006, and $(7,009) for the quarter ended September 30, 2006, forced it to seek additional funding, which it borrowed from shareholders. Due to these continuing cash needs of Alchemy which could not be met by the Corporation, management and principal shareholders negotiated and reached a Stock Exchange Agreement on October 11, 2006, between the Corporation and Jason Briggs, manager of the coffee shop, wherein Briggs received all of the issued and outstanding common stock of Alchemy Coffee Company, Inc. in exchange for all 200,000 shares of the Corporation's common stock beneficially owned by Briggs, which were then surrendered to the Corporation and cancelled. The Company determined that since the inception of Alchemy as a wholly-owned subsidiary, $64,964.34 had been advanced to Alchemy and not repaid. The Corporation determined that the value of Alchemy was substantially less than the amount invested and that the 200,000 shares it received as consideration for Alchemy had at least as great a value as Alchemy and that this was the best value that could be received by the Company for Alchemy and that this transaction was in the best interests of the Company. This reduced the total issued and outstanding common stock to 1,898,000 shares. With this transaction, the Company is not engaged in any business activities and has no operations. The Company's principal activity is to investigate potential acquisitions. There is no assurance the Company can become involved with any business venture in the future.

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

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the period covered by this report (the quarter ended September 30, 2006), there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

     (b) During the period covered by this report (the quarter ended September 30, 2006), there were no securities that the issuer sold by registering the securities under the Securities Act.

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

                                   Barossa Coffee Company, Inc.



Date: November 13, 2006            by:        /s/ Adam Gatto
                                   Adam Gatto, President and Director