Form 10QSB
period 2006-12-31
Barossa Coffee Company, Inc.
filed 2007-02-14
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  December 31, 2006

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

The number of shares outstanding of the Issuer's common stock at December 31, 2006: 1,898,000

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


                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                             DECEMBER 31, 2006

			BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                PAGE


        _    Unaudited Condensed Balance Sheet,
	      December 31, 2006    			          2


        -    Unaudited Condensed Statements of Operations,
	      for the three and six months ended December 31,
	      2006 and 2005 and from inception on March 24,
	      2005 through December 31, 2006                    3 - 4


        -    Unaudited Condensed Statements of Cash Flows,
              for the six months ended December 31, 2006
	      and 2005 and from inception on March 24, 2005
	      through December 31, 2006                           5


        -    Notes to Unaudited Condensed Financial Statements  6 - 8

			BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS


                                                      December 31,
                                                          2006
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $    5,650
                                                      ___________
        Total Current Assets                                5,650

  Property and Equipment [See Note 2]                           -

  Other Assets

        Deposits                                                -
                                                      ___________
        Total Assets                                   $    5,650
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Interest payable                                     $      408
  Loans Payable - related parties		            3,990
                                                      ___________
        Total Current Liabilities                           4,398
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,898,000 shares issued and
   outstanding                                              1,898
  Capital in excess of par value                           77,054
  (Deficit) accumulated during the
    development stage                                    (77,700)
                                                      ___________
        Total Stockholders' Equity                          1,252
                                                      ___________
        Total Liabilities and Stockholders' Equity     $    5,650
                                                      ___________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

			BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                     				From
                        For the Three      For the Six	      Inception
                         Months Ended      Months Ended      on March 24,
                         December 31,      December 31,      2005 Through
                      _________________  _________________   December 31,
                       2006      2005     2006       2005        2006
                    _________  _________ ________  _________  ___________
REVENUE              $     -   $     -   $     -    $     -    $       -
                    _________  _________ ________  _________  ___________
COST OF GOODS SOLD         -         -         -          -            -
                    _________  _________ ________  _________  ___________
GROSS PROFIT               -         -         -          -            -

EXPENSES:
 General and
  administrative       4,857     2,233    10,049      5,447       21,778
                    _________  _________ ________  _________  ___________

LOSS FROM OPERATIONS  (4,857)   (2,233)  (10,049)    (5,447)     (21,778)

OTHER (EXPENSE)
 Interest expense        (59)        -      (153)         -         (408)
                    _________  _________ ________  _________  ___________

CURRENT TAX EXPENSE        -         -         -          -            -

DEFERRED TAX EXPENSE       -         -         -          -            -
                    _________  _________ ________  _________  ___________

LOSS FROM CONTINUING
 OPERATIONS           (4,916)   (2,233)  (10,202)    (5,447)     (22,186)
                    _________  _________ ________  _________  ___________

DISCONTINUED OPERATIONS:
 Loss from operations
  of discontinued coffee
   sales business (net of
  $0 in income taxes       -         -     (1,721)        -      (11,087)

 Gain (loss) on
  disposal of
  discontinued
  operations (net of
  $0 in income taxes)      -         -          -         -            -
                    _________  _________ ________  _________  ___________
LOSS FROM DISCONTINUED
  OPERATIONS               -         -     (1,721)        -      (11,087)
                    _________  _________ ________  _________  ___________

NET LOSS             $(4,916)  $(2,233)  $(11,923)  $ (5,447)  $ (33,273)
                    _________  _________ ________  _________  ___________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

			BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                [CONTINUED]


                                For the Three           For the Six
                                Months Ended            Months Ended
                                 December 31,           December 31,
                           ______________________   _____________________
                               2006       2005        2006         2005
                           __________  __________   _________   _________

LOSS PER COMMON SHARE:

 Continuing operations      $   (.00)  $    (.00)   $   (.01)   $   (.00)

 Discontinued operations        (.00)          -        (.00)          -
                           __________  __________   _________   _________

Net Loss Per Common Share   $   (.00)  $    (.00)   $   (.01)   $   (.00)
                           __________  __________   _________   _________

The accompanying notes are an integral part of these unaudited condensed financial statements.

 			BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                For the Six      From Inception
                                               Months Ended        on March 24,
                                               December 31,       2005 Through
                                         _________________________ December 31,
                                            2006          2005         2006
                                         __________  _____________  __________
Cash Flows from Operating Activities:
 Net loss                               $  (11,923)   $  (5,447)   $  (33,273)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
 Depreciation                                3,461            -         8,558
 Changes in assets and liabilities:
  (Decrease)/increase in
   accounts payable                        (10,060)       1,158         7,405
  (Increase) in deposits                         -         (865)         (865)
  Increase in accrued interest payable         298            -           634
  Decrease in accrued payroll & taxes       (6,720)           -             -
  Decrease in subsidiary
   cash upon disposal                       (1,281)           -        (1,281)
                                         __________  _____________  __________
     Net Cash (Used) by
      Operating Activities                 (26,225)      (5,154)      (18,822)
                                         __________  _____________  __________

Cash Flows from Investing Activities:
 Acquisition of property and equipment           -      (12,550)      (69,560)
 Refund on property and equipment costs      8,990            -         8,990
                                         __________  _____________  __________
     Net Cash Provided (Used) by
      Investing Activities                   8,990      (12,550)      (60,570)
                                         __________  _____________  __________
Cash Flows from Financing Activities:
 Proceeds from common stock issuance             -       61,152        79,152
 Proceeds from notes payable                     -            -        12,500
 Reduction  in notes payable                (6,610)           -        (6,610)
                                         __________  _____________  __________
     Net Cash Provided (Used) by
      Financing Activities		    (6,610)      61,152        85,042
                                         __________  _____________  __________

Net Increase (Decrease) in Cash            (23,845)      43,448         5,650

Cash at Beginning of Period                 29,495       17,810             -
                                         __________  _____________  __________

Cash at End of Period                      $ 5,650     $ 61,258       $ 5,650
                                         __________  _____________  __________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                                $     -     $      -       $     -
   Income taxes                            $     -     $      -       $     -

Supplemental Schedule of Non-cash Investing and Financing Activities:
 For the six months ended December 31, 2006:
     The company cancelled 200,000 shares of common stock in connection with the disposal of its subsidiary.

 For the six months ended December 31, 2005:
     None


 The accompanying notes are an integral part of these unaudited condensed financial statements.

			BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO UNAUDITED CONDENSED
                           FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Barossa Coffee Company, Inc. ("Parent") was organized under the laws of the State of Nevada on March 24, 2005.

  Alchemy Coffee Company, Inc. ("Subsidiary") was organized under the laws of the State of Utah on April 22, 2005 as a wholly-owned subsidiary of Parent. In October 2006 the Parent and Subsidiary entered into an agreement to terminate their relationship.

  Barossa Coffee Company, Inc. and Subsidiary (the "Company") previously sold coffee beans and expresso related beverages. The Company has not yet generated significant revenues from their planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Consolidation - The financial statements include the operations of Parent and its wholly-owned Subsidiary through September 30, 2006. The operations of subsidiary were discontinued effective September 30, 2006. All significant inter-company transactions have been eliminated in consolidation.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2006 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2006 audited financial statements. The results of operations for the period ended December 31, 2006 are not necessarily indicative of the operating results for the full year.


NOTE 2 - PROPERTY AND EQUIPMENT

  The Company's former subsidiary had purchased equipment and made leasehold
  improvements.   However,  as a result of the disposal  of  operations  and former subsidiary, the Company currently has no property or equipment.

			BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO UNAUDITED CONDENSED
                           FINANCIAL STATEMENTS



NOTE 3 - DISCONTINUED OPERATIONS

  During October 2006, the Company entered into a Stock Exchange Agreement with a shareholder who was an officer and director of the Company, wherein Parent received back 200,000 shares of common stock for cancellation from the shareholder in exchange for all the issued and outstanding common stock of the Company's subsidiary, Alchemy Coffee. As a result of the exchange agreement, the shareholder resigned as an officer and director of the Company and the Company no longer has any ongoing business operations.



NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the six months ended December 31, 2006 and 2005 compensation to officers and directors amounted to $6,240 and $0, respectively.

  Loans Payable - The Company's loan payable is due to a shareholder, has an interest rate of 6%, is due on demand, and is unsecured with a balance due of $3,990.



NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has not yet been successful at establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

			BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO UNAUDITED CONDENSED
                           FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                           For the Three            For the Six
                           Months Ended             Months Ended
                           December 31,             December 31,
                  __________________________   ________________________
                       2006          2005         2006         2005
                  ____________   ____________  ___________  ___________
   Loss  from
    continuing
    operations      $  (4,916)    $  (2,233)    $ (10,202)    $ (5,447)

  Loss from
   discontinued
   operations               -             -        (1,721)           -

                  ____________   ____________  ___________  ___________
  Loss available
   to common
   shareholders
   (numerator)      $  (4,916)    $  (2,233)    $ (11,923)    $ (5,447)

                  ____________   ____________  ___________  ___________
  Weighted average
   number of common
   shares outstanding
   used in loss per
   share during
   the period
   (denominator)    1,898,000     1,949,000     1,998,000    1,876,155
                  ____________   ____________  ___________  ___________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

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

     However, even though the Company generated revenues from operations of $60,691 for the fiscal year ended June 30, 2006, and $55,047 for the quarter ended September 30, 2006, operating losses of $19,672 for the fiscal year ended June 30, 2006, and $7,009 for the quarter ended September 30, 2006, forced it to seek additional funding, which it borrowed from shareholders. Due to these continuing cash needs of Alchemy which could not be met by the Corporation, management and principal shareholders negotiated and reached a Stock Exchange Agreement on October 11, 2006, between the Corporation and Jason Briggs, manager of the coffee shop, wherein Briggs received all of the issued and outstanding common stock of Alchemy Coffee Company, Inc. in exchange for all 200,000 shares of the Corporation's common stock beneficially owned by Briggs, which were then surrendered to the Corporation and cancelled. The Company determined that since the inception of Alchemy as a wholly-owned subsidiary, $64,964.34 had been advanced to Alchemy and not repaid. The Corporation determined that the value of Alchemy was substantially less than the amount invested and that the 200,000 shares it received as consideration for Alchemy had at least as great a value as Alchemy and that this was the best value that could be received by the Company for Alchemy and that this transaction was in the best interests of the Company. This reduced the total issued and outstanding common stock to 1,898,000 shares. With this transaction, the Company is not engaged in any business activities and has no operations. The Company's principal activity is to investigate potential acquisitions. There is no assurance the Company can become involved with any business venture in the future.

PLAN OF OPERATIONS.

     The Company does not expect to generate any meaningful revenue or incur operating expenses, except for administrative, legal, professional, accounting and auditing costs associated with the filing requirements of a public reporting company, unless and until it acquires an interest in another operating company. The Company may not have sufficient cash to meet its operational needs for the next twelve months.

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

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the period covered by this report (the quarter ended December 31, 2006), there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

     (b) During the period covered by this report (the quarter ended December 31, 2006), there were no securities that the issuer sold by registering the securities under the Securities Act.

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

                              Barossa Coffee Company, Inc.



Date: February 13, 2007       by:        /s/ Adam Gatto
                                   Adam Gatto, President and Director