Form 10QSB
period 2007-03-31
Barossa Coffee Company, Inc.
filed 2007-05-14
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2007

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

The number of shares outstanding of the Issuer's common stock at March 31, 2007: 1,898,000

                   FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate,""continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.


                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2007

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                    PAGE


        _    Unaudited Condensed Balance Sheet, March 31, 2007       2


        -    Unaudited Condensed Statements of Operations,
             for the three and nine months ended
             March 31, 2007 and 2006 and from inception on
             March 24, 2005 through March 31, 2007                 3 - 4


        -    Unaudited Condensed Statements of Cash Flows,
             for the nine months ended March 31, 2007 and 2006
             and from inception on March 24, 2005 through
             March 31, 2007                                          5


        -    Notes to Unaudited Condensed Financial Statements     6 - 8

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS

                                                       March 31,
                                                          2007
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $   17,577
                                                      ___________
        Total Current Assets                               17,577

  Property and Equipment [See Note 2]                           -

  Other Assets

        Deposits                                                -
                                                      ___________
        Total Assets                                   $   17,577
                                                      ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                     $      230
  Interest payable                                            467
  Loans Payable - related parties
3,990
                                                      ___________
        Total Current Liabilities                           4,687
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,058,000 shares issued and
   outstanding                                              2,058
  Capital in excess of par value                          100,893
  (Deficit) accumulated during the
    development stage                                    (90,061)
                                                      ___________
        Total Stockholders' Equity                         12,890
                                                      ___________
        Total Liabilities and Stockholders' Equity   $     17,577
                                                      ___________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                                      From
                                                                   Inception
                                                                       On
                         For the Three          For the Nine        March 24,
                          Months Ended          Months Ended          2005
                            March 31,             March 31,         Through
                       ____________________  ____________________   March 31,
                          2007       2006       2007       2006       2007
                       _________  _________  _________  _________   _________
REVENUE                $      -   $      -    $     -   $      -    $      -
                       _________  _________  _________  _________   _________
COST OF GOODS SOLD            -          -          -          -           -
                       _________  _________  _________  _________   _________
GROSS PROFIT                  -          -          -          -           -

EXPENSES:
 General and
  administrative         12,303          -     22,352          -      34,081
                       _________  _________  _________  _________   _________

LOSS FROM OPERATIONS    (12,303)         -    (22,352)         -     (34,081)

OTHER (EXPENSE)
 Interest expense           (59)         -       (212)         -        (467)
                       _________  _________  _________  _________   _________

CURRENT TAX EXPENSE           -          -          -          -           -

DEFERRED TAX EXPENSE          -          -          -          -           -
                       _________  _________  _________  _________   _________

LOSS FROM CONTINUING
 OPERATIONS             (12,362)         -    (22,564)         -     (34,548)
                       _________  _________  _________  _________   _________

DISCONTINUED OPERATIONS:
 Loss from operations
  of discontinued
  coffee sales business
  (net of $0 in
  income taxes                -     (6,195)    (1,721)   (11,642)    (11,087)
 Gain (loss) on
  disposal of
  discontinued
  operations (net of
  $0 in income taxes)         -          -          -          -           -
                       _________  _________  _________  _________   _________

LOSS FROM DISCONTINUED
  OPERATIONS                  -     (6,195)    (1,721)   (11,642)    (11,087)
                       _________  _________  _________  _________   _________
NET LOSS               $(12,362)  $ (6,195)  $(24,285)  $(11,642)   $(45,635)
                       _________  _________  _________  _________   _________




 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                [CONTINUED]


                               For the Three          For the Nine
                               Months Ended          Months Ended
                                 March 31,             March 31,
                             ___________________   ___________________
                               2007       2006       2007       2006
                             ________   ________   ________   ________

LOSS PER COMMON SHARE:

 Continuing operations       $  (.01)   $      -   $  (.01)   $     -

 Discontinued operations           -           -         -       (.01)
                             ________   ________   ________   ________

Net Loss Per Common Share    $  (.01)   $      -   $  (.01)   $  (.01)
                             ________   ________   ________   ________
































 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                           For the Nine    From Inception
                                            Months Ended     on March 24,
                                             March 31,       2005 Through
                                       _____________________   March 31,
                                          2007       2006        2007
                                       _________   _________   _________
Cash Flows from
 Operating Activities:
 Net loss                              $(24,285)   $(11,642)   $(45,635)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
 Depreciation                             3,461       2,868       8,558
 Changes in assets and liabilities:
  (Decrease)/increase
    in accounts payable                  (9,830)     (1,487)      7,635
   (Increase) in deposits                     -        (865)       (865)
  Increase in accrued
    interest payable                        357         107         693
  Decrease in accrued
    payroll & taxes                      (6,720)          -           -
  Decrease in subsidiary
    cash upon disposal                   (1,281)          -      (1,281)
                                       _________   _________   _________
     Net Cash (Used) by
      Operating Activities              (38,298)    (11,019)    (30,895)
                                       _________   _________   _________

Cash Flows from
 Investing Activities:
 Acquisition of
  property and equipment                      -     (51,435)    (69,560)
 Refund on property
  and equipment costs                     8,990           -       8,990
                                       _________   _________   _________
     Net Cash Provided (Used) by
      Investing Activities                8,990     (51,435)    (60,570)
                                       _________   _________   _________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance     24,000      61,152     103,152
 Proceeds from notes payable                  -      10,000      12,500
 Reduction  in notes payable             (6,610)          -      (6,610)
                                       _________   _________   _________
     Net Cash Provided (Used) by
      Financing Activities               17,390      71,152     109,042
                                       _________   _________   _________

Net Increase (Decrease) in Cash         (11,918)      8,698      17,577

Cash at Beginning of Period              29,495      17,810           -
                                       _________   _________   _________

Cash at End of Period                  $ 17,577    $ 26,508    $ 17,577
                                       _________   _________   _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                            $      -    $      -    $      -
   Income taxes                        $      -    $      -    $      -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the nine months ended March 31, 2007:
     The Company cancelled 200,000 shares of common stock in connection with the disposal of its subsidiary, valued at $44,628.

 For the nine months ended March 31, 2006:
     None



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2006 audited financial statements. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the full year.


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

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO UNAUDITED CONDENSED
                           FINANCIAL STATEMENTS



NOTE 3 - DISCONTINUED OPERATIONS

  During October 2006, the Company entered into a Stock Exchange Agreement with a shareholder who was an officer and director of the Company, wherein Parent received back 200,000 shares of treasury common stock for cancellation, valued at $44,628, from the shareholder in exchange for all the issued and outstanding common stock of the Company's subsidiary, Alchemy Coffee. As a result of the exchange agreement, the shareholder resigned as an officer and director of the Company and the Company no longer has any ongoing business operations. As part of the cancellation of treasury stock, $44,428 was debited directly to retained earnings.



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

NOTE 6 - CAPITAL STOCK

  During the interim period on March 8, 2007 the Company sold 160,000 shares of its restricted common stock at $.15 per share of which $160 was credited to common stock and $23,840 was credited to paid in capital. The stock issuance was exempt from any state or federal securities registration requirements as an isolated nonpublic sale to accredited investors.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO UNAUDITED CONDENSED
                           FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                              For the Three          For the Nine
                              Months Ended           Months Ended
                                March 31,              March 31,
                           ____________________   ____________________
                              2007      2006         2007       2006
                           _________  _________   _________  _________
  Loss from
   continuing operations   $(12,362)  $      -    $(22,564)  $      -

  Loss from
   discontinued operations s      -     (6,195)     (1,721)   (11,642)

                           _________  _________   _________  _________
  Loss available to
   common shareholders
   (numerator)             $(12,362)  $ (6,195)   $(24,285)  $(11,642)

                           _________  _________   _________  _________
  Weighted average
   number of common
   shares outstanding
   used in loss per
   share during the
   period (denominator)    1,940,667  2,098,000   1,979,168  1,931,599
                           _________  _________   _________  _________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

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

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, and has not been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the period covered by this report (the quarter ended March 31, 2007), there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

     (b) During the period covered by this report (the quarter ended March 31, 2007), there were no securities that the issuer sold by registering the securities under the Securities Act.

     (c) During the period covered by this report, there was no repurchase made of equity securities registered pursuant to section 12 of the Exchange Act. None of the issuer's securities is registered pursuant to section 12 of the Exchange Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     There has not been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the issuer exceeding five percent of the total assets of the issuer.

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

                                   Barossa Coffee Company, Inc.



Date:    May 14, 2007              by:        /s/ Adam Gatto
                                   Adam Gatto, President and Director