Form 10KSB
period 2007-06-30
Barossa Coffee Company, Inc.
filed 2007-09-28
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended June 30, 2007  Commission File No. 333-126514
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from           to           .

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).              Yes   X      No

Issuer's revenues for its most recent fiscal year.           $ -0-
The aggregate market value of the voting stock held by non-affiliates is not determinable because of the lack of any meaningful market value quotations. (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at June 30, 2007: 2,058,000

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

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     (A)  BUSINESS DEVELOPMENT.

     Barossa Coffee Company, Inc. is a small start up company that was only recently incorporated in March 2005. In July, 2005, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register an offering, on a "best efforts minimum/maximum" basis, of up to 400,000 shares of $.001 par value common stock, at a price of $0.25 per share. The registration statement was declared effective September 20, 2005. The Company sold 298,000 shares of common stock pursuant to the offering. The offering closed November 30, 2005, and raised gross proceeds of $74,500. This increased the total issued and outstanding common stock to 2,098,000 shares as of June 30, 2006. During the fiscal year ended June 30, 2007, 200,000 shares were cancelled and 160,000 shares were issued, to bring the total issued and outstanding common stock to 2,058,000 shares

     (B)  BUSINESS OF COMPANY.

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

     However, even though the Company generated revenues from operations of $60,691 for the fiscal year ended June 30, 2006, and $55,047 for the quarter ended September 30, 2006, operating losses of $19,672 for the fiscal year ended June 30, 2006, and $7,009 for the quarter ended September 30, 2006, forced it to seek additional funding, which it borrowed from shareholders. Because of the continuing cash needs of Alchemy which could not be met by the Corporation, management and principal shareholders negotiated and reached a Stock Exchange Agreement on October 11, 2006, between the Corporation and Jason Briggs, manager of the coffee shop, wherein Briggs received all of the issued and outstanding common stock of Alchemy Coffee Company, Inc. in exchange for all 200,000 shares of the Corporation's common stock beneficially owned by Briggs, which were delivered to the Corporation and cancelled. The Corporation determined that since the inception of Alchemy as a wholly-owned subsidiary of the Corporation, $55,715 has been advanced to Alchemy and not repaid. The Corporation determined that the value of Alchemy was substantially less than the amount invested and determined that the 200,000 shares it received as consideration for Alchemy had at least as great a value as Alchemy and that this was the best value that could be received by the Corporation for Alchemy and that this transaction was in the best interests of the Corporation.

     With this transaction, the Company is not engaged in any business activities and has no operations. The Company's principal activity will be to investigate potential acquisitions. There is no assurance the Company can become involved with any business venture in the future.

SELECTION OF A BUSINESS

     The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth", the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

     Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

     The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

     In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

     The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

     The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

     The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

ACQUISITION OF A BUSINESS

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

     In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company. It is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of "restricted securities" held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's Common Stock that could result from substantial sales of such shares after the restrictions no longer apply. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

     In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company's securities may have a depressive effect on such market.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity.

     Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company. Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

     The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

     The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

OPERATION OF BUSINESS AFTER ACQUISITION

     The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

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

EMPLOYEES

     Adam Gatto is now the sole officer and director of the Corporation, serves as President, Secretary-Treasurer and devotes only such time to the affairs of the Company as he deems appropriate, which is estimated to be about five hours per week, but is not employed full time and does not receive compensation. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

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

     (B)  HOLDERS.

     On August 6, 2007, there were 35 holders of record of the Common Stock.

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

ITEM 8B.  OTHER INFORMATION.

     There were no reports on Form 8-K filed during the last quarter of the fiscal year ended June 30, 2007, nor any information required to be disclosed in a report on Form 8-K, but not reported, during the fourth quarter of the year covered by this Form 10-KSB. On October 11, 2006, management and principal shareholders negotiated and reached a Stock Exchange Agreement as described in Item 1.

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

Adam Gatto          44   Since inception   President and Director


     Certain biographical information with respect to the officers is set forth below.

     Adam Gatto, age 44, currently (since 2002) is manager of a private equity fund primarily involved in the trading and investment of S&P 500 companies. Previously he was an Investment Portfolio Manager for high net worth individuals and institutions at Morgan Stanley from November 1997 to September 2002. He received Bachelor's degrees in Political Science and Business from the University of Utah in 1986. In conjunction with that, he also attended the University of Sienna School of International Business & Language in Italy, receiving a minor in Italian and International Finance.

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

                      SUMMARY COMPENSATION TABLE

Name And                               Other Annual     All Other
Principal     Year Salary($) Bonus($)  Compensation($)  Compensation($)
Position

Adam Gatto    2007        0         0             0             0
CEO           2006        0         0             0             0
              2005        0         0             0             0


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

                           Title of   Amount & Nature of     % of
Name and Address            Class     Beneficial Ownership   Class
Adam Gatto                 Common          640,000 shares    31.1%
311 S State, #460
SLC, Utah 84016

Lynn Dixon                 Common          540,000 shares    26.2%
311 S State, #460
SLC, UT 84111

Thomas G. Kimble           Common          540,000 shares (1)26.2%
311 S State, #440
SLC, UT 84111

All officers and           Common          640,000 shares    31.1%
directors
as a group (1 person)

(1) Owned of record by Devonshire Partners, a limited liability company solely owned by Mr. Kimble.

     The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

     During the fiscal years ended June 30, 2007 and 2006, the Company utilized office space at 311 South State Street, Suite 460, Salt Lake City, Utah 84111, which was provided by Lynn Dixon, a majority shareholder of the Company. The Company does not pay rent for this office space.

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
31.  Certifications required by Rules 13a-14(a) or 15d-14(a).
32.  Section 1350 Certifications

* previously filed

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES
     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $7,670 for the fiscal year ended June 30, 2006 and $12,463 for the fiscal year ended June 30, 2007.

(2) AUDIT-RELATED FEES
     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended June 30, 2006 and $-0- for the fiscal year ended June 30, 2007.

(3) TAX FEES
     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance,
tax advice, and tax planning was $-0-   for the fiscal year ended June 30,
2006 and $-0-  for the fiscal year ended June 30, 2007.

(4) ALL OTHER FEES

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended June 30, 2006 and $-0- for the fiscal year ended June 30, 2007.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's board of directors acting as the audit committee.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                               JUNE 30, 2007

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Report of Independent Registered Public
            Accounting Firm                                  1


        -  Balance Sheet, June 30, 2007                      2


        -  Statements of Operations, for the years ended
            June 30, 2007 and 2006 and from inception
            on March 24, 2005 through June 30, 2007          3


        -  Statement of Stockholders' Equity, from
            inception on March 24, 2005 through
            June 30, 2007                                    4


        -  Statements of Cash Flows, for the years ended
            June 30, 2007 and 2006 and from inception
            on March 24, 2005 through June 30, 2007          5



        -  Notes to Financial Statements                 6 - 9

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
BAROSSA COFFEE COMPANY, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Barossa Coffee Company, Inc. [a development stage company] as of June 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2007 and 2006 and for the period from inception on March 24, 2005 through June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barossa Coffee Company, Inc. as of June 30, 2007, and the results of its operations and its cash flows for the years ended June 30, 2007 and 2006 and for the period from inception on March 24, 2005 through June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Barossa Coffee Company, Inc. will continue as a going concern. As discussed in Note 7 to the financial statements, Barossa Coffee Company, Inc. has incurred losses since its inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


PRITCHETT, SILER & HARDY, P.C.

September 26, 2007
Salt Lake City, Utah

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS

                                                        June 30,
                                                          2007
                                                      ___________
CURRENT ASSETS:
  Cash                                                $    15,729
                                                      ___________
        Total Current Assets                               15,729
                                                      ___________
        Total Assets                                  $    15,729
                                                      ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Interest payable                                    $       527
  Loans Payable - related parties                           3,990
                                                      ___________
        Total Current Liabilities                           4,517
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,058,000 shares issued and
   outstanding                                              2,058
  Capital in excess of par value                          100,894
  (Deficit) accumulated during the
    development stage                                     (91,740)
                                                      ___________
        Total Stockholders' Equity                         11,212
                                                      ___________
        Total Liabilities and Stockholders' Equity    $    15,729
                                                      ___________


The accompanying notes are an integral part of these financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS
                                                             From Inception
                                           Year Ended         on March 24,
                                            June 30,          2005 Through
                                     ______________________     June 30,
                                        2007        2006          2007
                                     __________  __________  ______________
REVENUE                              $        -  $        -  $            -

EXPENSES:
  General and administrative             23,970      10,703          35,698
                                     __________  __________  ______________

LOSS FROM OPERATIONS BEFORE
  OTHER INCOME (EXPENSE)                (23,970)    (10,703)        (35,698)
                                     __________  __________  ______________
OTHER INCOME (EXPENSE):
  Interest expense                         (272)       (255)           (527)
                                     __________  __________  ______________
        Total Other Income (Expense)       (272)       (255)           (527)
                                     __________  __________  ______________

LOSS BEFORE INCOME TAXES                (24,242)    (10,958)        (36,225)

CURRENT TAX EXPENSE                           -           -               -

DEFERRED TAX EXPENSE                          -           -               -
                                     __________  __________  ______________

LOSS FROM CONTINUING OPERATIONS      $  (24,242) $  (10,958) $      (36,225)
                                     __________  __________  ______________
DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued coffee sales
   business (net of $0 in
   income taxes)                         (1,721)     (8,714)        (11,087)
  Gain (loss) on disposal of
   discontinued Operations
   (net of $0 in income taxes)                -           -               -
                                     __________  __________  ______________
LOSS FROM DISCONTINUED OPERATIONS        (1,721)     (8,714)        (11,087)
                                     __________  __________  ______________
NET LOSS                             $  (25,963) $  (19,672) $      (47,312)
                                     __________  __________  ______________

LOSS PER COMMON SHARE:

 Continuing operations               $     (.01) $     (.01)

 Discontinued operations                      -           -
                                     __________  __________

Net Loss Per Common Share            $     (.01) $     (.01)
                                     __________  __________

The accompanying notes are an integral part of these financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY


                                     Common Stock
                                 ____________________ Capital in
                                                       Excess of  Accumulated
                                   Shares     Amount   Par Value    Deficit
                                 __________  ________  _________  ___________

Balance March 24, 2005                    -  $      -  $       -  $         -

Common Stock issued for
 cash at $.01 per share           1,800,000     1,800     16,200            -

Net Loss for the period from
 March 24, 2005 (inception)
 through June 30, 2005                    -         -          -      (1,677)
                                 __________  ________  _________  ___________

Balance June 30, 2005             1,800,000     1,800     16,200      (1,677)

Common Stock issued for
 cash at $.25 per share, net
 of offering costs of $13,348       298,000       298     60,854            -


Net loss for the year
 ended June 30, 2006                      -         -          -     (19,672)
                                 __________  ________  _________  ___________

Balance June 30, 2006             2,098,000     2,098     77,054     (21,349)

Common Stock redeemed in
 exchange for wholly owned
 subsidiary                       (200,000)     (200)          -     (44,428)

Common Stock issued for
 cash at $.15 per share             160,000       160     23,840            -

Net loss for the year
 ended June 30, 2007                      -         -          -     (25,963)
                                 __________  ________  _________  ___________

Balance June 30, 2007             2,058,000  $  2,058  $ 100,894  $  (91,740)





The accompanying notes are an integral part of these financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                             For the          From Inception
                                            Year Ended         on March 24,
                                             June 30,          2005 Through
                                      ______________________     June 30,
                                         2007        2006          2007
                                      __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                             $  (25,963) $  (19,672) $      (47,312)
 Adjustments to reconcile net loss
   to net cash provided (used) by
   operating activities:
  Depreciation                             3,461       5,097           8,558
 Changes in assets and liabilities:
  (Decrease)/increase in accounts
    payable                              (10,060)     15,978           7,405
   (Increase) in deposits                      -        (865)           (865)
  Increase in accrued interest
    payable                                  417         336             753
  (Decrease) in accrued payroll
    & taxes                               (6,720)      6,720               -
  (Decrease) in subsidiary cash upon
    disposal of Subsidiary                (1,281)          -          (1,281)
                                      __________  __________  ______________
     Net Cash Provided (Used) by
       Operating Activities              (40,146)      7,594         (32,742)
                                      __________  __________  ______________

Cash Flows from Investing Activities:
 Acquisition of property and
   equipment                                   -     (69,561)        (69,561)
 Refund on property and equipment
   costs                                   8,990           -           8,990
                                      __________  __________  ______________
     Net Cash Provided (Used) by
       Investing Activities                8,990     (69,561)        (60,571)
                                      __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance      24,000      61,152         103,152
 Proceeds from notes payable                   -      12,500          12,500
 Payments on notes payable               (6,610)           -          (6,610)
                                      __________  __________  ______________
     Net Cash Provided (Used) by
       Financing Activities               17,390      73,652         109,042
                                      __________  __________  ______________

Net Increase (Decrease) in Cash          (13,766)     11,685          15,729

Cash at Beginning of Period               29,495      17,810               -
                                      __________  __________  ______________

Cash at End of Period                 $   15,729  $   29,495  $       15,729
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                           $        -  $        -  $            -
   Income taxes                       $        -  $        -  $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the year ended June 30, 2007:
     The company cancelled 200,000 shares of common stock in connection with the disposal of its Subsidiary.

  For the year ended June 30, 2006:
     None



The accompanying notes are an integral part of these financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

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

  Barossa Coffee Company, Inc. and Subsidiary (the "Company") previously sold coffee beans and espresso related beverages. The Company has not yet generated significant revenues from their planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 8].

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

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" [See Note 5].

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", SFAS No. 156, " Accounting for the Servicing of Financial Assets", SFAS No. 157, "Fair Value Measurements", SFAS No. 158, "Employers' Accounting for Defined Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)*, and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment for FASB Statement No. 115", were recently issued. SFAS No. 155, 156, 157, 158 and 159 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS

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

  The following is a summary of the results of operations of the Company's discontinued business:

                                          For the          From Inception
                                         Year Ended         on March 24,
                                          June 30,          2005 Through
                                   ______________________     June 30,
                                      2007        2006          2007
                                   __________  __________  ______________
    Revenue                        $   55,047  $   60,691  $      115,738
    Cost of sales                     (23,732)    (24,967)        (48,698)
    General and administrative        (32,892)    (44,357)        (77,901)
    Other expenses                       (144)        (81)           (226)
    Loss on disposition of assets           -           -               -
                                   __________  __________  ______________
    Net loss                       $   (1,721) $   (8,714) $      (11,087)
                                   __________  __________  ______________

NOTE 3 - PROPERTY AND EQUIPMENT

  The Company's former subsidiary had purchased equipment and made leasehold
  improvements.   However,  as a result of the disposal  of  operations  and former subsidiary, the Company currently has no property or equipment.

NOTE 4 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2007.

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a $.001 par value. 2,058,000 shares are issued and outstanding at June 30, 2007.

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

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK - CONTINUED

  The Company entered into an agreement on October 11, 2006 wherein it purchased back 200,000 shares of its common stock in exchange for all the issued and outstanding common stock of its former subsidiary, Alchemy Coffee Company. The transaction was recorded using the retirement method resulting in a $44,428 direct charge to retained earnings.

  On March 8, 2007 the Company sold 160,000 shares of its restricted common stock at $.15 per share of which $160 was credited to common stock and $23,840 was credited to paid in capital. The stock issuance was exempt from any state or federal securities registration requirements as an isolated nonpublic sale to accredited investors.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2007, the Company has available unused operating loss carryforwards of $47,312 which may be applied against future taxable income and which expire in various years through 2027.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $7,097 and $3,202 as of June 30, 2007 and 2006, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $3,895 and $2,950 during the years ended June 30, 2007 and 2006, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

  Loans Payable - The Company's loan payable is due to a shareholder, has an interest rate of 6%, is due on demand, and is unsecured with a balance due of $3,990 and accrued interest of $527 at June 30, 2007.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 7 - GOING CONCERN

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

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:


                                                   For the year ended
                                                  June 30,    June 30,
                                                    2007        2006
                                                 __________  ___________
  Loss from continuing operations (numerator)    $  (24,242) $   (10,958)
  Loss from discontinued operations (numerator)      (1,721)      (8,714)
  Gain (loss) on disposal of discontinued
    operations (numerator)                                -            -
                                                 __________  ___________
  Loss available to common shareholders
    (numerator)                                  $  (25,963) $   (19,672)
                                                 __________  ___________
  Weighted average number of common shares
    outstanding used in loss per share during
    the period (denominator)                      2,006,603    1,973,085
                                                 __________  ___________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Barossa Coffee Company, Inc.



By:     /s/ Adam Gatto                                                   Date:
 September 27, 2007
     Adam Gatto, President
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ Adam Gatto
Date:    September 27, 2007
     Adam Gatto, President
     Chief Executive Officer and
     Chief Financial Officer







Date: September 27, 2007                by:     /s/ Adam Gatto
                                   Adam Gatto, President & Director

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.