Form 10QSB
period 2007-09-30
Barossa Coffee Company, Inc.
filed 2007-11-14
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2007

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

The number of shares outstanding of the Issuer's common stock at September 30, 2007: 2,058,000

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

                            SEPTEMBER 30, 2007

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                              PAGE



        -  Unaudited Condensed Balance Sheet,
            September 30, 2007                                  2


        -  Unaudited Condensed Statements of Operations,
            for the three months ended September 30, 2007
            and 2006 and from inception on March 24, 2005
            through September 30, 2007                          3


        -  Unaudited Condensed Statements of Cash Flows,
            for the three months ended September 30, 2007
            and 2006 and from inception on March 24, 2005
            through September 30, 2007                          4



        -  Notes to Unaudited Condensed Financial Statements  5 - 6

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET

                                  ASSETS

                                                     September 30,
                                                          2007
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $   15,253
                                                      ___________
        Total Current Assets                               15,253
                                                      ___________
        Total Assets                                   $   15,253
                                                      ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Interest payable                                     $      587
  Accounts Payable                                          1,300
  Loans Payable - related parties                           3,990
                                                      ___________
        Total Current Liabilities                           5,877
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,058,000 shares issued and
   outstanding                                              2,058
  Capital in excess of par value                          100,894
  (Deficit) accumulated during the
    development stage                                     (93,576)
                                                      ___________
        Total Stockholders' Equity                          9,376
                                                      ___________
        Total Liabilities and Stockholders' Equity   $     15,253
                                                      ___________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                         For the Three      From Inception
                                          Months Ended      on March 24,
                                         September 30,      2005 Through
                                     ______________________ September 30,
                                         2007     2006          2007
                                     ___________  _________   _________
REVENUE                                $      -   $      -    $      -

EXPENSES:
  General and administrative              1,776      5,193      37,474
                                     ___________  _________   _________

LOSS FROM OPERATIONS BEFORE
  OTHER INCOME (EXPENSE)                ( 1,776)    (5,193)    (37,474)
                                     ___________  _________   _________
OTHER INCOME (EXPENSE):
  Interest expense                          (61)       (95)       (588)
                                     ___________  _________   _________
     Total Other Income (Expense)           (61)       (95)       (588)
                                     ___________  _________   _________

LOSS BEFORE INCOME TAXES                ( 1,837)    (5,288)    (38,062)

CURRENT TAX EXPENSE                           -          -           -

DEFERRED TAX EXPENSE                          -          -           -
                                     ___________  _________   _________

LOSS FROM CONTINUING OPERATIONS         $(1,837)  $( 5,288)   $(38,062)
                                     ___________  _________   _________
DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued coffee
    sales business (net
    of $0 in income taxes)                    -     (1,721)    (11,087)
  Gain (loss) on disposal
    of discontinued
    Operations (net of
    $0 in income taxes)                       -          -           -
                                     ___________  _________   _________
LOSS FROM DISCONTINUED OPERATIONS             -     (1,721)    (11,087)
                                     ___________  _________   _________
NET LOSS                                $(1,837)  $ (7,009)   $(49,149)
                                     ___________  _________   _________

LOSS PER COMMON SHARE:

 Continuing operations               $     (.00)  $   (.00)

 Discontinued operations                      -          -
                                     ___________  _________

Net Loss Per Common Share            $     (.00)  $   (.00)
                                     ___________  _________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                           For the Three     From Inception
                                            Months Ended      on March 24,
                                           September 30,      2005 Through
                                         ____________________ September 30,
                                            2007      2006       2007
                                         _________  _________  _________
Cash Flows from Operating Activities:
 Net loss                                $ (1,837)  $ (7,009)  $(49,149)
 Adjustments to reconcile net
   loss to net cash provided
   (used) by operating activities:
  Depreciation                                  -      3,461      8,558
 Changes in assets and liabilities:
  (Decrease)/increase
    in accounts payable                     1,300     (6,322)     8,705
  (Increase) in deposits                        -          -       (865)
  Increase in accrued
    interest payable                           61        240        814
  (Decrease) in accrued
    payroll & taxes                             -     (6,720)         -
  (Decrease) in subsidiary cash
    upon disposal of Subsidiary                 -          -     (1,281)
                                         _________  _________  _________
     Net Cash Provided (Used)
      by Operating Activities                (476)   (16,350)   (33,218)
                                         _________  _________  _________

Cash Flows from Investing Activities:
 Acquisition of property and equipment          -          -    (69,561)
 Refund on property and equipment costs         -      8,990      8,990
                                         _________  _________  _________
     Net Cash Provided (Used)
      by Investing Activities                   -      8,990    (60,571)
                                         _________  _________  _________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance            -          -    103,152
 Proceeds from notes payable                    -          -     12,500
 Payments on notes payable                      -     (6,610)    (6,610)
                                         _________  _________  _________
     Net Cash Provided (Used)
      by Financing Activities                   -     (6,610)   109,042
                                         _________  _________  _________

Net Increase (Decrease) in Cash              (476)   (13,970)    15,253

Cash at Beginning of Period                15,729     29,495          -
                                         _________  _________  _________

Cash at End of Period                    $ 15,253   $ 15,525   $ 15,253
                                         _________  _________  _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $      -   $      -   $      -
   Income taxes                          $      -   $      -   $      -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the three months ended September 30, 2007
    None

  For the three months ended September 30, 2006
                                None



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2007 audited financial statements. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results for the full year.


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

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                              For the three months ended
                             ___________________________

                             September 30,  September 30,

                                   2007         2006
                                 _________   _________
  Loss from continuing
  operations (numerator)         $ (1,837)   $ (5,288)

  Loss from discontinued
  operations (numerator)                 -     (1,721)

  Gain (loss) on disposal
  of discontinued operations
  (numerator)                            -          -
                                 _________   _________
  Loss available to common
  shareholders (numerator)       $ (1,837)   $ (7,009)
                                 _________   _________
  Weighted average number
  of common shares
  outstanding used in loss
  per share during the
  period (denominator)           2,058,000   2,098,000
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

     Barossa was formed to open and operate, through a wholly owned subsidiary, Alchemy Coffee Company, Inc., a retail, specialty coffee outlet. The Company opened a retail coffee outlet featuring specialty coffees in February, 2006 and utilized the experience of management in the coffee/cafe industry to specialize in the sale of the highest quality, fresh locally-roasted coffee beans and espresso related beverages; as well as organic food and baked goods, teas, juices, and specific health foods and beverages. However, even though the Company generated revenues from operations of $60,691 for the fiscal year ended June 30, 2006, and $55,047 for the quarter ended September 30, 2006, operating losses of $19,672 for the fiscal year ended June 30, 2006, and $7,009 for the quarter ended September 30, 2006, forced it to seek additional funding, which it borrowed from shareholders. Due to these continuing cash needs of Alchemy which could not be met by the Corporation, management and principal shareholders negotiated and reached a Stock Exchange Agreement on October 11, 2006, between the Corporation and Jason Briggs, manager of the coffee shop, wherein Briggs received all of the issued and outstanding common stock of Alchemy Coffee Company, Inc. in exchange for all 200,000 shares of the Corporation's common stock beneficially owned by Briggs, which were then surrendered to the Corporation and cancelled. The Company determined that since the inception of Alchemy as a wholly-owned subsidiary, $55,715 had been advanced to Alchemy and not repaid. The Corporation determined that the value of Alchemy was substantially less than the amount invested and that the 200,000 shares it received as consideration for Alchemy had at least as great a value as Alchemy and that this was the best value that could be received by the Company for Alchemy and that this transaction was in the best interests of the Company. This reduced the total issued and outstanding common stock to 1,898,000 shares. With this transaction, the Company is not engaged in any business activities and has no operations. The Company's principal activity is to investigate potential acquisitions. There is no assurance the Company can become involved with any business venture in the future.

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

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the period covered by this report (the quarter ended September 30, 2007), there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

     (b) During the period covered by this report (the quarter ended September 30, 2007), there were no securities that the issuer sold by registering the securities under the Securities Act.

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

ITEM 5.  OTHER INFORMATION

     No reports on Form 8-K were required or filed during the period covered by this report.

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

                              Barossa Coffee Company, Inc.



Date: November 13, 2007       by:  /s/ Adam Gatto
                                   Adam Gatto, President and Director