Form 10QSB/A
period 2007-03-31
Barossa Coffee Company, Inc.
filed 2008-02-06
CIK 1332572

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

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the period covered by this report (the quarter ended March 31, 2007), 160,000 shares of restricted common stock were sold by the issuer at $.15 per share, that were not registered under the Securities Act. The stock issuance was considered exempt from Securities Act registration requirements under section 4(2), as an isolated nonpublic sale to accredited investors.

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

                                   Barossa Coffee Company, Inc.



Date: February 5, 2008             by:   /s/ Adam Gatto
                                   Adam Gatto, President and Director