Form 10QSB
period 2007-12-31
Barossa Coffee Company, Inc.
filed 2008-02-13
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  December 31, 2007

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

The number of shares outstanding of the Issuer's common stock at December 31, 2007: 2,058,000

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

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                             DECEMBER 31, 2007

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                    PAGE


        _  Unaudited Condensed Balance Sheet, December 31, 2007       2


        -  Unaudited Condensed Statements of Operations,
            for the three and six months ended
            December 31, 2007 and 2006 and from inception on
            March 24, 2005 through December 31, 2007                 3-4


        -  Unaudited Condensed Statements of Cash Flows,
            for the six months ended December 31, 2007 and 2006
            and from inception on March 24, 2005 through
            December 31, 2007                                         5


        -  Notes to Unaudited Condensed Financial Statements         6-8

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS


                                                      December 31,
                                                          2007
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $    7,529
                                                      ___________
        Total Current Assets                                7,529

  Property and Equipment [See Note 2]                           -

  Other Assets

        Deposits                                                -
                                                      ___________
        Total Assets                                   $    7,529
                                                      ___________


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Interest payable                                     $      648
  Loans Payable - related parties                           3,990
                                                      ___________
        Total Current Liabilities                           4,638
                                                      ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,058,000 shares issued and
   outstanding                                              2,058
  Capital in excess of par value                          100,894
  (Deficit) accumulated during the
    development stage                                   (100,061)
                                                      ___________
        Total Stockholders' Equity                          2,891
                                                      ___________
        Total Liabilities and Stockholders' Equity     $    7,529
                                                      ___________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                       From
                            For the Three         For the Six       Inception
                            Months Ended         Months Ended     on March 24,
                            December 31,         December 31,     2005 Through
                          __________________  ___________________ December 31,
                             2007     2006       2007      2006      2007
                          ________  ________  ________  _________   _________
REVENUE                   $     -   $     -   $     -   $      -    $      -
                          ________  ________  ________  _________   _________
COST OF GOODS SOLD              -         -         -          -           -
                          ________  ________  ________  _________   _________
GROSS PROFIT                    -         -         -          -           -

EXPENSES:
 General and
   administrative           6,424     4,857     8,200     10,049      43,898
                          ________  ________  ________  _________   _________

LOSS FROM OPERATIONS       (6,424)   (4,857)  ( 8,200)   (10,049)    (43,898)

OTHER (EXPENSE)
 Interest expense             (61)      (59)     (121)      (153)       (649)
                          ________  ________  ________  _________   _________

CURRENT TAX EXPENSE             -         -         -          -           -

DEFERRED TAX EXPENSE            -         -         -          -           -
                          ________  ________  ________  _________   _________

LOSS FROM CONTINUING
 OPERATIONS                (6,485)   (4,916)  ( 8,321)   (10,202)    (44,547)
                          ________  ________  ________  _________   _________

DISCONTINUED OPERATIONS:
 Loss from operations of
   discontinued coffee
   sales business (net of
  $0 in income taxes            -         -         -     (1,721)    (11,087)
  Gain (loss) on disposal
   of discontinued
   operations (net of
   $0 in income taxes)          -         -         -          -           -
                          ________  ________  ________  _________   _________

LOSS FROM DISCONTINUED
  OPERATIONS                    -         -         -     (1,721)    (11,087)
                          ________  ________  ________  _________   _________
NET LOSS                  $(6,485)  $(4,916)  $(8,321)  $(11,923)   $(55,634)
                          ________  ________  ________  _________   _________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                [CONTINUED]



                            For the Three         For the Six
                            Months Ended         Months Ended
                            December 31,         December 31,
                          __________________  ___________________
                             2007     2006       2007      2006
                          ________  ________  ________  _________


LOSS PER COMMON SHARE:

 Continuing operations     $ (.00)   $ (.00)   $ (.00)   $ (.01)

 Discontinued operations     (.00)     (.00)     (.00)     (.00)
                          ________  ________  ________  _________

Net Loss Per Common Share  $ (.00)   $ (.00)   $ (.00)   $ (.01)
                          ________  ________  ________  _________































 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                             For the Six       From Inception
                                             Months Ended      on March 24,
                                             December 31,      2005 Through
                                         ____________________  December 31,
                                            2007      2006        2007
                                         _________  _________   _________
Cash Flows from Operating Activities:
 Net loss                                $ (8,321)  $(11,923)   $(55,634)
 Adjustments to reconcile net loss
  to net cash used by
   operating activities:
 Depreciation                                   -      3,461       8,558
 Changes in assets and liabilities:
  (Decrease)/increase
    in accounts payable                         -    (10,060)      7,405
   (Increase) in deposits                       -          -        (865)
  Increase in accrued interest payable        121        298         875
  Decrease in accrued payroll & taxes           -     (6,720)          -
  Decrease in subsidiary
    cash upon disposal                          -     (1,281)     (1,281)
                                         _________  _________   _________
     Net Cash (Used) by
       Operating Activities                (8,200)   (26,225)    (40,942)
                                         _________  _________   _________

Cash Flows from Investing Activities:
 Acquisition of property and equipment          -          -     (69,561)
 Refund on property and equipment costs         -      8,990       8,990
                                         _________  _________   _________
     Net Cash Provided (Used) by
       Investing Activities                     -      8,990     (60,571)
                                         _________  _________   _________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance            -          -     103,152
 Proceeds from notes payable                    -          -      12,500
 Reduction  in notes payable                    -     (6,610)     (6,610)
                                         _________  _________   _________
     Net Cash Provided (Used) by
       Financing Activities                     -     (6,610)    109,042
                                         _________  _________   _________

Net Increase (Decrease) in Cash            (8,200)   (23,845)      7,529

Cash at Beginning of Period                15,729     29,495           -
                                         _________  _________   _________

Cash at End of Period                    $  7,529   $  5,650    $  7,529
                                         _________  _________   _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $      -   $      -    $      -
   Income taxes                          $      -   $      -    $      -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the six months ended December 31, 2007:
    None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2007 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2007 audited financial statements. The results of operations for the period ended December 31, 2007 are not necessarily indicative of the operating results for the full year.



NOTE 2 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the six months ended December 31, 2007 and 2006 compensation to officers and directors amounted to $0 and $6,240, respectively.

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

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                             For the Three          For the Six
                             Months Ended           Months Ended
                             December 31,           December 31,
                          _________  _________   _________  _________
                            2007        2006        2007      2006
                          _________  _________   _________  _________
  Loss  from
  continuing operations   $ (6,485)  $ (4,916)   $ (8,321)  $(10,202)

  Loss from
  discontinued operations        -          -           -     (1,721)

                          _________  _________   _________  _________
  Loss available to
  common shareholders
  (numerator)             $ (6,485)  $ (4,916)   $ (8,321)  $(11,923)

                          _________  _________   _________  _________
  Weighted average
  number of common
  shares outstanding
  used in loss per
  share during the
  period (denominator)    2,058,000  1,898,000   2,058,000  1,998,000
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

     Barossa was formed to open and operate, through a wholly owned subsidiary, Alchemy Coffee Company, Inc., a retail, specialty coffee outlet. The Company opened a retail coffee outlet featuring specialty coffees in February, 2006 and utilized the experience of management in the coffee/cafe industry to specialize in the sale of the highest quality, fresh locally-roasted coffee beans and espresso related beverages; as well as organic food and baked goods, teas, juices, and specific health foods and beverages. However, even though the Company generated revenues from operations of $60,691 for the fiscal year ended June 30, 2006, and $55,047 for the quarter ended September 30, 2006, operating losses of $19,672 for the fiscal year ended June 30, 2006, and $7,009 for the quarter ended September 30, 2006, forced it to seek additional funding, which it borrowed from shareholders. Due to these continuing cash needs of Alchemy which could not be met by the Corporation, management and principal shareholders negotiated and reached a Stock Exchange Agreement on October 11, 2006, between the Corporation and Jason Briggs, manager of the coffee shop, wherein Briggs received all of the issued and outstanding common stock of Alchemy Coffee Company, Inc. in exchange for all 200,000 shares of the Corporation's common stock beneficially owned by Briggs, which were then surrendered to the Corporation and cancelled. The Company determined that since the inception of Alchemy as a wholly-owned subsidiary, $55,715 had been advanced to Alchemy and not repaid. The Corporation determined that the value of Alchemy was substantially less than the amount invested and that the 200,000 shares it received as consideration for Alchemy had at least as great a value as Alchemy and that this was the best value that could be received by the Company for Alchemy and that this transaction was in the best interests of the Company. With this transaction, the Company is not engaged in any business activities and has no operations. The Company's principal activity is to investigate potential acquisitions. There is no assurance the Company can become involved with any business venture in the future. During the fiscal year ended June 30, 2007, 200,000 shares were cancelled and 160,000 shares were issued, to bring the total issued and outstanding common stock to 2,058,000 shares.


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

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the period covered by this report (the quarter ended December 31, 2007), there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

     (b) During the period covered by this report (the quarter ended December 31, 2007), there were no securities that the issuer sold by registering the securities under the Securities Act.

     (c) During the period covered by this report, there was no repurchase made of equity securities registered pursuant to section 12 of the Exchange Act. The issuer's securities are not registered pursuant to section 12 of the Exchange Act.

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

                              Barossa Coffee Company, Inc.



Date: February 13, 2008       by:        /s/ Adam Gatto
                                   Adam Gatto, President and Director