Form 10QSB
period 2008-03-31
Barossa Coffee Company, Inc.
filed 2008-05-14
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2008

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

The number of shares outstanding of the Issuer's common stock at March 31, 2008: 2,058,000

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

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2008

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                        PAGE


        _ Unaudited Condensed Balance Sheet, March 31, 2008               2


        - Unaudited Condensed Statements of Operations, for the three and nine months ended March 31, 2008 and 2007 and
            from inception on March 24, 2005 through March
            31, 2008                                                      3


        - Unaudited Condensed Statements of Cash Flows,
            for the nine months ended March 31, 2008 and 2007
            and from inception on March 24, 2005 through
            March 31, 2008                                                5


        - Notes to Unaudited Condensed Financial Statements            6 - 8

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS

                                                       March 31,
                                                          2008
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $    5,679
                                                      ___________
        Total Current Assets                                5,679

  Property and Equipment [See Note 2]                           -

  Other Assets

        Deposits                                                -
                                                      ___________
        Total Assets                                   $    5,679
                                                      ___________


                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $    1,950
  Interest payable                                            707
  Loans Payable - related parties                           3,990
                                                      ___________
        Total Current Liabilities                           6,647
                                                      ___________

STOCKHOLDERS' (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   2,058,000 shares issued and
   outstanding                                              2,058
  Capital in excess of par value                          100,893
  (Deficit) accumulated during the
    development stage                                   (103,919)
                                                      ___________
        Total Stockholders' (Deficit)                       (968)
                                                      ___________
        Total Liabilities and Stockholders' (Deficit)     $5,679
                                                      ___________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                        For the Three         For the Nine
                         Months Ended         Months Ended     From Inception
                          March 31,             March 31,        on March 24,
                    ____________________   ____________________  2005 Through
                       2008       2007        2008       2007  March 31, 2008
                    _________  _________   _________  _________   _________
REVENUE             $      -   $      -    $      -   $      -    $      -
                    _________  _________   _________  _________   _________
COST OF GOODS SOLD         -          -           -          -           -
                    _________  _________   _________  _________   _________
GROSS PROFIT               -          -           -          -           -

EXPENSES:
 General and
   administrative      3,800     12,303      12,000     22,352      47,698
                    _________  _________   _________  _________   _________

LOSS FROM OPERATIONS ( 3,800)   (12,303)    (12,000)   (22,352)    (47,698)

OTHER (EXPENSE)
 Interest expense        (59)       (59)       (180)      (212)       (707)
                    _________  _________   _________  _________   _________

CURRENT TAX EXPENSE        -          -           -          -           -

DEFERRED TAX EXPENSE       -          -           -          -           -
                    _________  _________   _________  _________   _________

LOSS FROM CONTINUING
 OPERATIONS          ( 3,859)   (12,362)    (12,180)   (22,564)    (48,405)
                    _________  _________   _________  _________   _________

DISCONTINUED
  OPERATIONS:
 Loss from operations
  of discontinued
  coffee sales
  business (net of
  $0 in income taxes       -          -           -     (1,721)    (11,087)
 Gain (loss) on
  disposal of
  discontinued
  operations (net
  of $0 in income
  taxes)                   -          -           -          -           -
                    _________  _________   _________  _________   _________

LOSS FROM
  DISCONTINUED
  OPERATIONS               -          -           -     (1,721)    (11,087)
                    _________  _________   _________  _________   _________
NET LOSS            $( 3,859)  $(12,362)   $(12,180)  $(24,285)   $(59,492)
                    _________  _________   _________  _________   _________




 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                [CONTINUED]





                        For the Three         For the Nine
                         Months Ended         Months Ended
                          March 31,             March 31,
                    ____________________   ____________________
                       2008       2007        2008       2007
                    _________  _________   _________  _________


LOSS PER
  COMMON SHARE:

 Continuing
  operations        $   (.00)  $   (.01)   $   (.01)  $   (.01)

 Discontinued
  operations               -          -           -       (.00)
                    _________  _________   _________  _________

Net Loss Per
  Common Share      $   (.00)  $   (.01)   $   (.01)  $   (.01)
                    _________  _________   _________  _________
































 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                             For the Nine     From Inception
                                             Months Ended      on March 24,
                                               March 31,       2005 Through
                                         _____________________   March 31,
                                            2008       2007         2008
                                         _________   _________   __________
Cash Flows from Operating Activities:
 Net loss                                $(12,180)   $(24,285)   $ (59,492)
 Adjustments to reconcile
   net loss to net cash used by
   operating activities:
  Depreciation                                  -       3,461        8,558
  Changes in assets and liabilities:
  (Decrease)/increase
    in accounts payable                     1,950      (9,830)       9,355
  (Increase) in deposits                        -           -         (865)
   Increase in accrued interest payable       180         357          933
   Decrease in accrued payroll & taxes          -      (6,720)
   Decrease in subsidiary
    cash upon disposal                          -      (1,281)      (1,281)
                                         _________   _________   __________
     Net Cash (Used) by
      Operating Activities                (10,050)    (38,298)     (42,792)
                                         _________   _________   __________

Cash Flows from Investing Activities:
 Acquisition of property and equipment          -           -      (69,561)
 Refund on property and equipment costs         -       8,990        8,990
                                         _________   _________   __________
     Net Cash Provided (Used) by
      Investing Activities                      -       8,990      (60,571)
                                         _________   _________   __________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance            -      24,000      103,152
 Proceeds from notes payable                    -           -       12,500
 Reduction  in notes payable                    -      (6,610)      (6,610)
                                         _________   _________   __________
     Net Cash Provided (Used) by
      Financing Activities                      -      17,390      109,042
                                         _________   _________   __________

Net Increase (Decrease) in Cash           (10,050)    (11,918)       5,679

Cash at Beginning of Period                15,729      29,495            -
                                         _________   _________   __________

Cash at End of Period                    $  5,679    $ 17,577    $   5,679
                                         _________   _________   __________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $      -    $      -    $       -
   Income taxes                          $      -    $      -    $       -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the nine months ended March 31, 2008:
     None
   For the nine months ended March 31, 2007:
       The Company cancelled 200,000 shares of common stock in connection with the disposal of its subsidiary.




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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2007 audited financial statements. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO UNAUDITED CONDENSED
                           FINANCIAL STATEMENTS




NOTE 2 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the nine months ended March 31, 2008 and 2007 compensation to its officers and directors amounted to $0 and $6,240 respectively.

  Loans Payable - The Company's loan payable is due to a shareholder, has an interest rate of 6%, is due on demand, and is unsecured with a balance due of $3,990 and accrued interest of $707 at March 31, 2008.



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

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO UNAUDITED CONDENSED
                           FINANCIAL STATEMENTS

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                        For the Three          For the Nine
                         Months Ended          Months Ended
                          March 31,               March 31,
                    _____________________   _____________________
                       2008       2007        2008        2007
                    _________   _________   _________   _________
  Loss from
  continuing
  operations        $( 3,859)   $(12,362)   $(12,180)   $ (22,564)

  Loss from
  discontinued
  operations               -           -           -      (1,721)

                    _________   _________   _________   _________
  Loss available
  to common
  shareholders
  (numerator)       $( 3,859)   $(12,362)   $(12,180)   $(24,285)

                    _________   _________   _________   _________
  Weighted average
  number of
  common shares
  outstanding
  used in loss
  per share during
  the period
  (denominator)     2,058,000   1,940,667   2,058,000   1,979,168
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

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the period covered by this report (the quarter ended March 31, 2008), there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

     (b) During the period covered by this report (the quarter ended March 31, 2008), there were no securities that the issuer sold by registering the securities under the Securities Act.

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

                              Barossa Coffee Company, Inc.



Date: May 12, 2008            by:      /s/ Adam Gatto
                                   Adam Gatto, President and Director