Form 10KSB
period 2008-06-30
Barossa Coffee Company, Inc.
filed 2008-09-30
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended June 30, 2008  Commission File No. 333-126514
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from           to           .

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

The number of shares outstanding of the Issuer's common stock at June 30, 2008: 2,058,000

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

EMPLOYEES

     Adam Gatto is now the sole officer and director of the Corporation, serves as President, Secretary-Treasurer and devotes only such time to the affairs of the Company as he deems appropriate, which is estimated to be about five hours per week, but is not employed full-time and does not receive compensation. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

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

     During the the fiscal year ended June 30, 2007, 160,000 shares of restricted common stock were sold by the issuer at $.15 per share, that were not registered under the Securities Act. The stock issuance was considered exempt from Securities Act registration requirements under section 4(2), as an isolated nonpublic sale to accredited investors.

     (B)  HOLDERS.

     On September 22, 2008, there were 27 holders of record of the Common
Stock.

     (C)  DIVIDENDS.

     The Company has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. Presently the intent is to utilize all available funds for the development of business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law. Under Nevada corporate law, no dividends or other distributions may be made which would render a company insolvent or reduce assets to less than the sum of liabilities plus the amount needed to satisfy outstanding liquidation preferences. During the fourth quarter of the fiscal year covered by this report, there was no repurchase made by or on behalf of the issuer or any affiliated purchaser, of equity securities registered pursuant to section 12 of the Exchange Act. None of the issuer's securities are registered pursuant to section 12 of the Exchange Act.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION.

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

     The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there is no assurance when or that the Company will identify a business venture suitable for acquisition in the future. Further, there is no assurance the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

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

ITEM 8A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)  Management's Annual Report on Internal Control over Financial
Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes using accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control

Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

An unavoidable weakness in the Company's internal controls is that the principal executive officer and principal financial officer are the same individual, which does not allow for segregation of duties. Since the Company is a shell company, management does not feel that this has a material effect on the accuracy and completeness of our financial reporting and disclosure included in this annual report.

(c) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

     There were no reports on Form 8-K filed during the last quarter of the fiscal year ended June 30, 2008, nor any information required to be disclosed in a report on Form 8-K, but not reported, during the fourth quarter of the year covered by this Form 10-KSB. On October 11, 2006, management and principal shareholders negotiated and reached a Stock Exchange Agreement as described in Item 1.

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

Adam Gatto       46     Since inception  President and Director

     Certain biographical information with respect to the officers is set forth below.

     Adam Gatto, age 46, currently (since 2002) is manager of a private equity fund primarily involved in the trading and investment of S&P 500 companies. Previously he was an Investment Portfolio Manager for high net worth individuals and institutions at Morgan Stanley from November 1997 to September 2002. He received Bachelor's degrees in Political Science and Business from the University of Utah in 1986. In conjunction with that, he also attended the University of Sienna School of International Business & Language in Italy, receiving a minor in Italian and International Finance.

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

                      SUMMARY COMPENSATION TABLE

Name And                              Other Annual      All Other
Principal  Year  Salary($)  Bonus($)Compensation($)Compensation($)
Position

Adam Gatto 2008           0        0             0              0
CEO        2007           0        0             0              0
           2006           0        0             0              0

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

Lynn Dixon                 Common          540,000 shares     26.2%
311 S State, #460
SLC, UT 84111


Thomas G. Kimble           Common          540,000 shares (1) 26.2%
311 S State, #440
SLC, UT 84111

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

     During the fiscal years ended 2007 and 2006, the Company utilized office space at 311 South State Street, Suite 460, Salt Lake City, Utah 84111, which was provided by Lynn Dixon, a majority shareholder of the Company. The Company does not pay rent for this office space.

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

     Exhibits required by Item 601 of Regulation S-B.

SEC No.   Document                                                Exhibit No.
10        Material contracts
       Stock Exchange Agreement with Jason Briggs                10.3*
31.  Certifications required by Rules 13a-14(a) or 15d-14(a).
32.  Section 1350 Certifications

* previously filed

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES
     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $12,463 for the fiscal year ended June 30, 2007 and $9,825 for the fiscal year ended June 30, 2008.

(2) AUDIT-RELATED FEES
     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended June 30, 2007 and $-0-for the fiscal year ended June 30, 2008.

(3) TAX FEES
     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance,
tax advice, and tax planning was $-0-   for the fiscal year ended June 30,
2007 and $-0- for the fiscal year ended June 30, 2008.

(4) ALL OTHER FEES

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended June 30, 2007 and $-0- for the fiscal year ended June 30, 2008.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's board of directors acting as the audit committee.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                               JUNE 30, 2008

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                   PAGE

        -  Report of Independent Registered Public Accounting Firm    2


        -  Balance Sheets June 30, 2008 and June 30, 2007             3


        -  Statements of Operations, for the years ended
            June 30, 2008 and 2007 and from inception
            on March 24, 2005 through June 30, 2008                   4


        -  Statement of Stockholders' Equity, from inception
            on March 24, 2005 through June 30, 2008                   5


        -  Statements of Cash Flows, for the years ended
            June 30, 2008 and 2007 and from inception
            on March 24, 2005 through June 30, 2008                   6



        -  Notes to Financial Statements                          7 - 10

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
BAROSSA COFFEE COMPANY, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Barossa Coffee Company, Inc. [a development stage company] as of June 30, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2008 and 2007 and for the period from inception on March 24, 2005 through June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barossa Coffee Company, Inc. as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years ended June 30, 2008 and 2007 and for the period from inception on March 24, 2005 through June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

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


PRITCHETT, SILER & HARDY, P.C.

September 24, 2008
Salt Lake City, Utah

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                              BALANCE SHEETS

                                   June 30,       June 30,
                                     2008           2007


ASSETS

Current Assets
Cash                                $   3,754     $   15,729
    Total Current Assets                3,754         15,729
    Total Assets                    $   3,754     $   15,729

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable                    $   2,300     $        -
Interest Payable                          769            527
Loans Payable -- related parties        4,240          3,990
    Total Current Liabilities           7,309          4,517

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
  1,000,000 shares authorized,
  no shares issued and outstanding  $       -       $     -
Common stock, $.001 par value,
  50,000,000 shares authorized,
  2,058,000 shares issued
  and outstanding                       2,058          2,058
Capital in excess of par value        100,894        100,894
(Deficit) accumulated during
  the development stage              (106,507)       (91,740)
    Total Stockholders' Equity
      (Deficit)                        (3,555)        11,212
    Total Liabilities and
      Stockholders'
      Equity (Deficit)              $   3,754      $  15,729



The accompanying notes are an integral part of these financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS
                                                               From Inception
                                              Year Ended         on March 24,
                                                June 30,         2005 Through
                                        _______________________    June 30,
                                            2008        2007         2008
                                        __________   __________   __________
REVENUE                                 $       -    $       -    $       -

EXPENSES:
  General and administrative               14,525       23,970       50,223
                                        __________   __________   __________

LOSS FROM OPERATIONS BEFORE
  OTHER INCOME (EXPENSE)                  (14,525)     (23,970)     (50,223)
                                        __________   __________   __________
OTHER INCOME (EXPENSE):
  Interest expense                           (242)        (272)        (769)
                                        __________   __________   __________
        Total Other Income (Expense)         (242)        (272)        (769)
                                        __________   __________   __________

LOSS BEFORE INCOME TAXES                  (14,767)     (24,242)     (50,992)

CURRENT TAX EXPENSE                             -            -            -

DEFERRED TAX EXPENSE                            -            -            -
                                        __________   __________   __________

LOSS FROM CONTINUING OPERATIONS         $ (14,767)   $ (24,242)   $ (50,992)
                                        __________   __________   __________
DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued coffee sales
   business (net of $0 in
   income taxes)                                -       (1,721)     (11,087)
  Gain (loss) on disposal
   of discontinued
   Operations (net of
   $0 in income taxes)                          -            -            -
                                        __________   __________   __________
LOSS FROM DISCONTINUED OPERATIONS               -       (1,721)     (11,087)
                                        __________   __________   __________
NET LOSS                                $ (14,767)   $ (25,963)   $ (62,079)
                                        __________   __________   __________

LOSS PER COMMON SHARE:

 Continuing operations                  $    (.01)   $    (.01)

 Discontinued operations                        -            -
                                        __________   __________

Net Loss Per Common Share               $    (.01)   $    (.01)
                                        __________   __________

The accompanying notes are an integral part of these financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 Common Stock
                            ___________________  Capital in
                                                 Excess of    Accumulated
                              Shares    Amount   Par Value      Deficit
                            _________  ________  _________    __________

Balance March 24,2005               -  $      -  $       -    $       -

Common Stock issued
for cash  at $.01
per share                   1,800,000     1,800     16,200            -


Net Loss for the
period from
March 24, 2005
(inception)
Through June 30, 2005               -         -          -       (1,677)

                            _________  ________  _________    __________
Balance June 30, 2005       1,800,000     1,800     16,200       (1,677)


Common Stock issued
for cash at $.25 per
share, net of offering
costs of $13,348              298,000       298     60,854            -


Net loss for the year
ended June 30, 2006                 -         -          -      (19,672)
                            _________  ________  _________    __________

Balance June 30, 2006       2,098,000     2,098     77,054      (21,349)

Common Stock redeemed
In exchange for wholly
owned Subsidiary             (200,000)     (200)         -      (44,428)

Common Stock issued for
cash at $.15 per share        160,000       160     23,840            -

Net loss for the year
ended June 30, 2007                 -         -          -      (25,963)
                            _________  ________  _________    __________
Balance June 30, 2007       2,058,000     2,058    100,894      (91,740)

Net loss for the year
ended June 30, 2008                 -         -          -      (14,767)
                            _________  ________  _________    __________

Balance  June  30, 2008     2,058,000  $  2,058  $ 100,894    $(106,507)



The accompanying notes are an integral part of these financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                              For the         From Inception
                                             Year Ended        on March 24,
                                              June 30,         2005 Through
                                         ____________________    June 30,
                                            2008      2007        2008
                                         _________  _________   ___________
Cash Flows from
Operating Activities:
 Net loss                                $(14,767)  $(25,963)   $  (62,079)
 Adjustments to reconcile
   net loss to net cash provided
   (used) by operating activities:
  Depreciation                                  -      3,461         8,558
  Changes in assets and liabilities:
  (Decrease)/increase in
     accounts payable                       2,300    (10,060)        9,705
  (Increase) in deposits                        -          -          (865)
  Increase in accrued
    interest payable                          242        417           995
  (Decrease) in accrued
    payroll & taxes                             -     (6,720)            -
  (Decrease) in subsidiary cash
    upon disposal of Subsidiary                 -     (1,281)       (1,281)
                                         _________  _________   ___________
     Net Cash Provided (Used)
      by Operating Activities             (12,225)   (40,146)      (44,967)
                                         _________  _________   ___________

Cash Flows from
Investing Activities:
 Acquisition of
  property and equipment                        -          -       (69,561)
 Refund on property
  and equipment costs                           -      8,990         8,990
                                         _________  _________   ___________
     Net Cash Provided (Used)
      by Investing Activities                   -      8,990       (60,571)
                                         _________  _________   ___________

Cash Flows from
Financing Activities:
 Proceeds from common
   stock issuance                               -     24,000       103,152
 Proceeds from notes payable                  250          -        12,750
 Payments on notes payable                      -     (6,610)       (6,610)
                                         _________  _________   ___________
     Net Cash Provided (Used)
      by Financing Activities                 250     17,390       109,292
                                         _________  _________   ___________

Net Increase (Decrease) in Cash           (11,975)   (13,766)        3,754

Cash at Beginning of Period                15,729     29,495             -
                                         _________  _________   ___________

Cash at End of Period                    $  3,754   $ 15,729    $    3,754
                                         _________  _________   ___________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $      -   $      -    $        -
   Income taxes                          $      -   $      -    $        -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the year ended June 30, 2008:
    None
 For the year ended June 30, 2007:
    The Company cancelled 200,000 shares of common stock in connection with the disposal of its Subsidiary.



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

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(Continued)

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141R "Accounting for Business Combinations", SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (as
  amended), SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles", and SFAS No. 163 "Accounting for Financial Guarantee Insurance Contracts" were recently issued. SFAS No. 141R, 159, 160, 161, 162 and 163 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

  The following is a summary of the results of operations of the Company's discontinued business:

                                        For the            From Inception
                                       Year Ended           on March 24,
                                        June 30,            2005 Through
                                   _____________________       June 30,
                                      2008       2007           2008
                                   _________  __________    ____________
    Revenue                         $     -   $ 55,047      $  115,738
    Cost of sales                         -    (23,732)        (48,698)
    General and administrative            -    (32,892)        (77,901)
    Other expenses                        -       (144)           (226)
    Loss on disposition of assets         -          -               -
                                   _________  ___________   ____________
  Net loss                          $     -   $ (1,721)     $  (11,087)
                                   _________  ___________   ____________

NOTE 3 - PROPERTY AND EQUIPMENT

  The  Company's former subsidiary had purchased equipment and made leasehold
  improvements.   However,  as  a result of the disposal  of  operations  and former subsidiary, the Company currently has no property or equipment.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2008.

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a $.001 par value. 2,058,000 shares are issued and outstanding at June 30, 2008.

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

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2008, the Company has available unused operating loss carryforwards of $61,554 which may be applied against future taxable income and which expires in various years through 2028.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $9,233 and $7,097 as of June 30, 2008 and 2007, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,136 and $3,895 during the years ended June 30, 2008 and 2007, respectively.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS


NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

  Loans Payable - The Company's loan payable is due to a shareholder, has an interest rate of 6%, is due on demand, and is unsecured with a balance due of $4,240 and accrued interest of $769 at June 30, 2008.

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


NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:


                                     For the year ended

                                    June 30,      June 30,
                                     2008           2007
                                  __________     __________
  Loss from continuing
  operations
  (numerator)                     $ (14,767)     $ (24,242)

  Loss from discontinued
  operations
  (numerator)                             -         (1,721)

  Gain (loss) on disposal
  of discontinued operations
  (numerator)                             -              -
                                  __________     ___________

 Loss available to
 common shareholders
 (numerator)                      $ (14,767)     $ (25,963)
                                  __________     ___________

  Weighted average number
  of common shares
  outstanding used in loss
  per share during the
  period (denominator)             2,058,000      2,006,603
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


Barossa Coffee Company, Inc.



By:  /s/ Adam Gatto                              Date:  September 29, 2008
     Adam Gatto, President
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By: /s/ Adam Gatto                               Date:    September 29, 2008
     Adam Gatto, President
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.