Form 10-Q
period 2008-09-30
Barossa Coffee Company, Inc.
filed 2008-11-14
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2008
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

    (Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.                                    Yes   X      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer            Accelerated filer
     Non-accelerated filer              Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).              Yes   X      No

Number of shares outstanding of the Issuer's common stock as of November 10, 2008: 2,184,000

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

                            SEPTEMBER 30, 2008

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                              PAGE



        -  Condensed Balance Sheets,
            September 30, 2008 (Unaudited) and June 30, 2008    3


        -  Unaudited Condensed Statements of Operations,
            for the three months ended September 30, 2008
            and 2007 and from inception on March 24, 2005
            through September 30, 2008                          4


        -  Unaudited Condensed Statements of Cash Flows,
            for the three months ended September 30, 2008
            and 2007 and from inception on March 24, 2005
            through September 30, 2008                          5



        -  Notes to Unaudited Condensed Financial Statements  6 - 7

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS







                                       September      June 30,
                                          30,
                                         2008           2008
                                      ___________     __________
                                      (Unaudited)


                               ASSETS

Current Assets
Cash                                   $ 1,384         $ 3,754
                                      ___________     __________
    Total Current Assets                 1,384           3,754
                                      ___________     __________
    Total Assets                       $ 1,384         $ 3,754
                                      ___________     __________

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable                       $ 5,475         $ 2,300
Interest Payable                           832             769
Loans Payable -- related parties         4,240           4,240
                                      ___________     __________
    Total Current Liabilities           10,547           7,309
                                      ___________     __________

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
 1,000,000 shares authorized,
 no shares issued and outstanding      $     -         $     -
Common stock, $.001 par value,
 50,000,000 shares authorized,
 2,058,000 shares issued
 and outstanding                         2,058           2,058
Capital in excess of par value         100,894         100,894
(Deficit) accumulated during the
 development stage                    (112,115)       (106,507)
                                      ___________     __________
    Total Stockholders'
      Equity (Deficit)                  (9,163)         (3,555)
                                      ___________     __________
    Total Liabilities and
      Stockholders' Equity (Deficit)   $ 1,384         $ 3,754
                                      ___________     __________









 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                        For the Three    From Inception
                                        Months Ended      on March 24,
                                        September 30,     2005 Through
                                     ___________________  September 30,
                                         2008     2007      2008
                                     ________   ________    _________
REVENUE                              $     -    $     -     $      -

EXPENSES:
  General and administrative           5,544      1,776       55,767
                                     ________   ________    _________

LOSS FROM OPERATIONS BEFORE
  OTHER INCOME (EXPENSE)              (5,544)    (1,776)     (55,767)
                                     ________   ________    _________
OTHER INCOME (EXPENSE):
  Interest expense                       (64)       (61)        (833)
                                     ________   ________    _________
    Total Other Income (Expense)         (64)       (61)        (833)
                                     ________   ________    _________

LOSS BEFORE INCOME TAXES              (5,608)    (1,837)     (56,600)

CURRENT TAX EXPENSE                        -          -            -

DEFERRED TAX EXPENSE                       -          -            -
                                     ________   ________    _________

LOSS FROM CONTINUING OPERATIONS       (5,608)    (1,837)     (56,600)
                                     ________   ________    _________
DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued coffee
   sales business (net of $0
   in income taxes)                        -          -      (11,087)
  Gain (loss) on disposal
   of discontinued Operations
   (net of $0 in income taxes)             -          -            -
                                     ________   ________    _________
LOSS FROM DISCONTINUED OPERATIONS          -          -      (11,087)
                                     ________   ________    _________
NET LOSS                             $(5,608)   $(1,837)    $(67,687)
                                     ________   ________    _________

LOSS PER COMMON SHARE:

 Continuing operations               $  (.00)   $  (.00)

 Discontinued operations                   -          -
                                     ________   ________

Net Loss Per Common Share            $  (.00)   $  (.00)
                                     ________   ________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                           For the Three      From Inception
                                            Months Ended       on March 24,
                                           September 30,       2005 Through
                                       ______________________  September 30,
                                            2008    2007           2008
                                        _________   _________    __________
Cash Flows from Operating Activities:
 Net loss                               $ (5,608)   $ (1,837)    $ (67,687)
 Adjustments to reconcile net loss
  to net cash provided (used) by
  operating activities:
   Depreciation                                                      8,558
   Changes in assets and liabilities:
    (Decrease)increase
      in accounts payable                  3,174       1,300        12,879
    (Increase) in deposits                     -           -          (865)
     Increase in accrued
      interest payable                        64          61         1,059
    (Decrease) in subsidiary cash
      upon disposal of Subsidiary              -           -        (1,281)
                                        _________   _________    __________
     Net Cash Provided (Used) by
      Operating Activities                (2,370)       (476)      (47,337)
                                        _________   _________    __________

Cash Flows from Investing Activities:
 Acquisition of property and equipment         -           -       (69,561)
 Refund on property and equipment costs        -           -         8,990
                                        _________   _________    __________
     Net Cash Provided (Used) by
      Investing Activities                     -           -       (60,571)
                                        _________   _________    __________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance           -           -       103,152
 Proceeds from notes payable                   -           -        12,750
 Payments on notes payable                     -           -        (6,610)
                                        _________   _________    __________
     Net Cash Provided (Used) by
      Financing Activities                     -           -       109,292
                                        _________   _________    __________

Net Increase (Decrease) in Cash           (2,370)       (476)        1,384

Cash at Beginning of Period                3,754      15,729             -
                                        _________   _________    __________

Cash at End of Period                   $  1,384    $ 15,253     $   1,384
                                        _________   _________    __________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                             $      -    $      -     $       -
   Income taxes                         $      -    $      -     $       -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the three months ended September 30, 2008
    None

  For the three months ended September 30, 2007
    None



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2008 audited financial statements. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results for the full year.


NOTE 2 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

  Loans Payable - The Company's loan payable is due to a shareholder, has an interest rate of 6%, is due on demand, and is unsecured with a balance due of $4,240.

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

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                     For the three months ended

                                     September 30,  September 30,

                                         2008           2007
                                       _________     _________
  Loss from continuing
  operations(numerator)                $ (5,608)     $ (1,837)

  Loss from discontinued
  operations (numerator)                      -             -

  Gain (loss) on disposal
  of discontinued operations
 (numerator)                                  -             -
                                       _________     _________
  Loss available to common
  shareholders (numerator)             $ (5,608)     $ (1,837)
                                       _________     _________
  Weighted average number
  of common shares
  outstanding used in loss
  per share during the
  period (denominator)                 2,058,000     2,058,000
                                       _________     _________

  Dilutive  loss  per share was not presented, as the Company had  no  common
  equivalent  shares  for  all  periods  presented  that  would  affect   the
  computation of diluted loss per share.

NOTE 5 - SUBSEQUENT EVENT

  On November 10, 2008 the Company sold 126,000 shares of its restricted common stock at $.10 per share of which $126 will be credited to common stock and $12,474 will be credited to paid in capital. The stock issuance was exempt from any state or federal securities registration requirements as an isolated nonpublic sale to accredited investors.

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

     Barossa was formed to open and operate, through a wholly owned subsidiary, Alchemy Coffee Company, Inc., a retail, specialty coffee outlet. The Company opened a retail coffee outlet featuring specialty coffees in February, 2006 and utilized the experience of management in the coffee/cafe industry to specialize in the sale of the highest quality, fresh locally-roasted coffee beans and espresso related beverages; as well as organic food and baked goods, teas, juices, and specific health foods and beverages. However, even though the Company generated revenues from operations of $60,691 for the fiscal year ended June 30, 2006, and $55,047 for the quarter ended September 30, 2006, operating losses of $19,672 for the fiscal year ended June 30, 2006, and $7,009 for the quarter ended September 30, 2006, forced it to seek additional funding, which it borrowed from shareholders. Due to these continuing cash needs of Alchemy which could not be met by the Corporation, management and principal shareholders negotiated and reached a Stock Exchange Agreement on October 11, 2006, between the Corporation and Jason Briggs, manager of the coffee shop, wherein Briggs received all of the issued and outstanding common stock of Alchemy Coffee Company, Inc. in exchange for all 200,000 shares of the Corporation's common stock beneficially owned by Briggs, which were then surrendered to the Corporation and cancelled. The Company determined that since the inception of Alchemy as a wholly-owned subsidiary, $55,715 had been advanced to Alchemy and not repaid. The Corporation determined that the value of Alchemy was substantially less than the amount invested and that the 200,000 shares it received as consideration for Alchemy had at least as great a value as Alchemy and that this was the best value that could be received by the Company for Alchemy and that this transaction was in the best interests of the Company. With this transaction, the Company is not engaged in any business activities and has no operations. The Company's principal activity is to investigate potential acquisitions. There is no assurance the Company can become involved with any business venture in the future. During the fiscal year ended June 30, 2007, 200,000 shares were cancelled and 160,000 shares were issued, to bring the total issued and outstanding common stock to 2,058,000 shares. On November 10, 2008, 126,000 shares of common stock were issued for consideration of $12,600 cash, bringing the curent total number of outstanding shares to 2,184,000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has no market risk sensitive instruments entered into for trading purposes or entered into for other than trading purposes.

ITEM 4.  CONTROLS AND PROCEDURES.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2008, for the fiscal year then ended. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control
Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

An unavoidable weakness in the Company's internal controls is that the principal executive officer and principal financial officer are the same individual, which does not allow for segregation of duties. Since the Company is a shell company, management does not feel that this has a material effect on the accuracy and completeness of our financial reporting and disclosure included in this report.

(c) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report (the quarter ended September 30, 2008) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the period covered by this report, there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act. On November 10, 2008, subsequent to the quarter ended September 30, 2008, 126,000 shares of restricted common stock were sold by the issuer at $.10 per share, or $12,600 cash total, that were not registered under the Securities Act. The stock issuance was considered exempt from Securities Act registration requirements under section 4(2), as an isolated nonpublic sale to accredited investors.

     (b) During the period covered by this report (the quarter ended September 30, 2008), there were no securities that the issuer sold by registering the securities under the Securities Act.

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

     Exhibit Index - Exhibits not previously filed that are applicable to the period covered by this report and required by Item 601 of Regulation S-K.

     (31) Certifications required by Rules 13a-14(a) or 15d-14(a).

     (32) Section 1350 Certifications

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Barossa Coffee Company, Inc.



Date: November 13, 2008       by:  /s/ Adam Gatto
                                   Adam Gatto, President and Director