Form 10-Q
period 2008-12-31
Barossa Coffee Company, Inc.
filed 2009-02-13
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED:  December 31, 2008
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

Number of shares outstanding of the Issuer's common stock as of December 31, 2008: 2,184,000

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

                             DECEMBER 31, 2008

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                               PAGE


        - Unaudited Condensed Balance Sheets,
           December 31, 2008 and June 30, 2008                   2

        - Unaudited Condensed Statements of Operations,
           for the three and six months ended
           December 31, 2008 and 2007 and from inception
           on March 24, 2005 through December 31, 2008          3-4


        - Unaudited Condensed Statements of Cash Flows,
           for the six months ended December 31, 2008
           and 2007 and from inception on March 24, 2005
           through December 31, 2008                             5


        - Notes to Unaudited Condensed Financial Statements     6-7

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                     December 31,      June 30,
                                         2008            2008
                                       _________       _________

ASSETS

Current Assets
Cash                                   $   8,509       $   3,754
                                       _________       _________
    Total Current Assets                   8,509           3,754
                                       _________       _________
    Total Assets                       $   8,509       $   3,754
                                       _________       _________


                   LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities
Accounts Payable                       $   1,900       $   2,300
Interest Payable                             896             769
Loans Payable -- related parties           4,240           4,240
                                       _________       _________
    Total Current Liabilities              7,036           7,309
                                       _________       _________

Stockholder's Equity (Deficit)
Preferred stock, $.001 par value,
 1,000,000 shares authorized,
 no shares issued and outstanding      $       -       $       -
Common stock, $.001 par value,
 50,000,000 shares authorized,
 2,184,000 and 2,058,000 shares
 issued and outstanding, respectively      2,184           2,058
Capital in excess of par value           113,368         100,894
(Deficit) accumulated during the
 development stage                      (114,079)       (106,507)
                                       _________       _________
    Total Stockholder's
      Equity (Deficit)                     1,473          (3,555)
                                       _________       _________

    Total Liabilities and
      Stockholder's Equity (Deficit)   $   8,509       $   3,754
                                       _________       _________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                     From
                            For the Three       For the Six        Inception
                            Months Ended        Months Ended      on March 24,
                            December 31,        December 31,      2005 Through
                          __________________  __________________  December 31,
                            2008      2007      2008      2007       2008
                          ________  ________  ________  ________   _________
REVENUE                   $     -   $     -   $     -   $     -    $      -
                          ________  ________  ________  ________   _________
COST OF GOODS SOLD              -         -         -         -           -
                          ________  ________  ________  ________   _________
GROSS PROFIT                    -         -         -         -           -

EXPENSES:
 General and
   administrative           1,901     6,424     7,445     8,200      57,668
                          ________  ________  ________  ________   _________

LOSS FROM OPERATIONS       (1,901)   (6,424)   (7,445)   (8,200)    (57,668)

OTHER (EXPENSE)
 Interest expense             (63)      (61)     (127)     (121)       (896)
                          ________  ________  ________  ________   _________

CURRENT TAX EXPENSE             -         -         -         -           -

DEFERRED TAX EXPENSE            -         -         -         -           -
                          ________  ________  ________  ________   _________

LOSS FROM CONTINUING
 OPERATIONS                (1,964)   (6,485)   (7,572)   (8,321)    (58,564)
                          ________  ________  ________  ________   _________

DISCONTINUED OPERATIONS:
 Loss from operations
  of discontinued coffee
  sales business (net of
  $0 in income taxes            -         -         -         -     (11,087)
 Gain (loss) on disposal
  of discontinued
  operations (net of
  $0 in income taxes)           -         -         -         -           -
                          ________  ________  ________  ________   _________

LOSS FROM DISCONTINUED
  OPERATIONS                    -         -         -         -     (11,087)
                          ________  ________  ________  ________   _________
NET LOSS                  $(1,964)  $(6,485)  $(7,572)  $(8,321)   $(69,651)
                          ________  ________  ________  ________   _________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                [CONTINUED]



                            For the Three       For the Six
                            Months Ended        Months Ended
                            December 31,        December 31,
                          __________________  __________________
                            2008      2007      2008      2007
                          ________  ________  ________  ________



LOSS PER COMMON SHARE:

 Continuing operations    $  (.00)  $  (.00)  $  (.00)  $  (.00)

 Discontinued operations     (.00)     (.00)     (.00)     (.00)
                          ________  ________  ________  ________

Net Loss Per Common Share $  (.00)  $  (.00)  $  (.00)  $  (.00)
                          ________  ________  ________  ________
















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                            For the Six       From Inception
                                            Months Ended      on March 24,
                                            December 31,      2005 Through
                                         __________________   December 31,
                                           2008      2007        2008
                                         ________  ________   __________
Cash Flows from Operating Activities:
 Net loss                                $(7,572)  $(8,321)   $ (69,651)
 Adjustments to reconcile
  net loss to net cash used
  by operating activities:
   Depreciation                                -         -        8,558
   Changes in assets and liabilities:
    (Decrease)/increase in
       accounts payable                     (400)        -        9,305
    (Increase) in deposits                     -         -         (865)
    Increase in accrued
       interest payable                      127       121        1,122
    Decrease in subsidiary
       cash upon disposal                      -         -       (1,281)
                                         ________  ________   __________
     Net Cash (Used) by
       Operating Activities               (7,845)   (8,200)     (52,812)
                                         ________  ________   __________

Cash Flows from Investing Activities:
 Acquisition of property and equipment         -         -      (69,561)
 Refund on property and equipment costs        -         -        8,990
                                         ________  ________   __________
     Net Cash Provided (Used) by
       Investing Activities                    -         -      (60,571)
                                         ________  ________   __________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance      12,600         -      115,752
 Proceeds from notes payable                   -         -       12,750
 Reduction in notes payable                    -         -       (6,610)
                                         ________  ________   __________
     Net Cash Provided (Used) by
       Financing Activities               12,600         -      121,892
                                         ________  ________   __________

Net Increase (Decrease) in Cash            4,755    (8,200)       8,509
Cash at Beginning of Period                3,754    15,729            -
                                         ________  ________   __________

Cash at End of Period                    $ 8,509   $ 7,529    $   8,509
                                         ________  ________   __________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $     -   $     -    $       -
   Income taxes                          $     -   $     -    $       -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the six months ended December 31, 2008:
    None.

 For the six months ended December 31, 2007:
    None.



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2008 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2008 audited financial statements. The results of operations for the period ended December 31, 2008 are not necessarily indicative of the operating results for the full year.



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

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                               For the Three          For the Six
                               Months Ended           Months Ended
                               December 31,           December 31,
                            ____________________   ____________________
                               2008       2007        2008       2007
                            _________  _________   _________  _________
  Loss from
    continuing operations   $ (1,964)  $ (6,485)   $ (7,572)  $ (8,321)

  Loss from
    discontinued operations        -          -           -          -
                            _________  _________   _________  _________
  Loss available to
    common shareholders
    (numerator)             $ (1,964)  $ (6,485)   $ (7,572)  $ (8,321)

                            _________  _________   _________  _________
  Weighted average
    number of
    common shares
    outstanding used
    in loss per share
    during the period
    (denominator)           2,127,848  2,058,000   2,091,124  2,058,000
                            _________  _________   _________  _________


  Dilutive  loss  per share was not presented; as the Company had  no  common
  equivalent  shares  for  all  periods  presented  that  would  affect   the
  computation of diluted loss per share.


NOTE 5 - COMMON STOCK ISSUANCE

  On November 10, 2008 the Company sold 126,000 shares of its restricted common stock at $.10 per share of which $126 was credited to common stock and $12,474 was credited to capital in excess of par value. The stock issuance was exempt from any state or federal securities registration requirements as an isolated nonpublic sale to accredited investors.

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

     Barossa was formed to open and operate, through a wholly-owned subsidiary, Alchemy Coffee Company, Inc., a retail, specialty coffee outlet. The Company opened a retail coffee outlet featuring specialty coffees in February, 2006 and utilized the experience of management in the coffee/cafe industry to specialize in the sale of the highest quality, fresh locally-roasted coffee beans and espresso related beverages; as well as organic food and baked goods, teas, juices, and specific health foods and beverages. However, even though the Company generated revenues from operations of $60,691 for the fiscal year ended June 30, 2006, and $55,047 for the quarter ended September 30, 2006, operating losses of $19,672 for the fiscal year ended June 30, 2006, and $7,009 for the quarter ended September 30, 2006, forced it to seek additional funding, which it borrowed from shareholders. Due to these continuing cash needs of Alchemy which could not be met by the Corporation, management and principal shareholders negotiated and reached a Stock Exchange Agreement on October 11, 2006, between the Corporation and Jason Briggs, manager of the coffee shop, wherein Briggs received all of the issued and outstanding common stock of Alchemy Coffee Company, Inc. in exchange for all 200,000 shares of the Corporation's common stock beneficially owned by Briggs, which were then surrendered to the Corporation and cancelled. The Company determined that since the inception of Alchemy as a wholly-owned subsidiary, $55,715 had been advanced to Alchemy and not repaid. The Corporation determined that the value of Alchemy was substantially less than the amount invested and that the 200,000 shares it received as consideration for Alchemy had at least as great a value as Alchemy and that this was the best value that could be received by the Company for Alchemy and that this transaction was in the best interests of the Company. With this transaction, the Company is not engaged in any business activities and has no operations. The Company's principal activity is to investigate potential acquisitions. There is no assurance the Company can become involved with any business venture in the future. During the fiscal year ended June 30, 2007, 200,000 shares were cancelled and 160,000 shares were issued, to bring the total issued and outstanding common stock to 2,058,000 shares. On November 10, 2008, 126,000 shares of common stock were issued for consideration of $12,600 cash, bringing the current total number of outstanding shares to 2,184,000.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2008, for the fiscal year then ended. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control
Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of the fiscal year end, June 30, 2008, our internal control over financial reporting was effective.

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

(c) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report (the quarter ended December 31, 2008), that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the period covered by this report, on November 10, 2008, 126,000 shares of restricted common stock were sold by the issuer at $.10 per share, or $12,600 cash total, that were not registered under the Securities Act. The stock issuance was considered exempt from Securities Act registration requirements under section 4(2), as an isolated nonpublic sale to accredited investors.

     (b) During the period covered by this report (the quarter ended December 31, 2008), there were no securities that the issuer sold by registering the securities under the Securities Act.

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

ITEM 5.  OTHER INFORMATION

     No reports on Form 8-K were filed during the period covered by this report. Instead, the Unregistered Sales of Equity Securities mentioned in Item 2(a) above were timely reported on the previous quarterly report on Form 10-Q, filed November 14, 2008, as permitted by Form 10-Q.

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

                              Barossa Coffee Company, Inc.



Date: February 12, 2009       by:  /s/ Adam Gatto
                                   Adam Gatto, President and Director