Form 10-Q
period 2009-03-31
Barossa Coffee Company, Inc.
filed 2009-05-15
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2009
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

Number of shares outstanding of the Issuer's common stock as of March 31, 2009: 2,184,000

                   FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate,""continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plan of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.


                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2009

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                  PAGE


        _  Unaudited Condensed Balance Sheets, March 31, 2009      2
            and June 30, 2008

        -  Unaudited Condensed Statements of Operations,
            for the three and nine months ended March 31, 2009
            and 2008 and from inception on March 24, 2005
            through March 31, 2009                                3-4

        -  Unaudited Condensed Statements of Cash Flows,
            for the nine months ended March 31, 2009 and 2008
            and from inception on March 24, 2005 through
            March 31, 2009                                         5

        -  Notes to Unaudited Condensed Financial Statements      6-8

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                       March 31,      June 30,
                                         2009           2008


ASSETS

Current Assets
Cash                                   $5,734         $ 3,754
    Total Current Assets                5,734           3,754
    Total Assets                       $5,734        $  3,754

               LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities
Accounts Payable                       $1,725         $ 2,300
Interest Payable-- related parties        959             769
Loans Payable -- related parties        4,240           4,240
    Total Current Liabilities           6,924           7,309

Stockholder's Equity (Deficit)
Preferred stock, $.001 par value,
 1,000,000 shares authorized,
 no shares issued and outstanding     $     -        $      -
Common stock, $.001 par value,
 50,000,000 shares authorized,
 2,184,000 and 2,058,000 shares
 issued and outstanding,
 respectively                           2,184           2,058
Capital in excess of par value        113,367         100,894
(Deficit) accumulated during the
 development stage                   (116,741)       (106,507)
    Total Stockholder's Equity
     (Deficit)                         (1,190)         (3,555)
    Total Liabilities and
     Stockholder's Equity (Deficit)    $5,734        $  3,754


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                                      From
                                                                    Inception
                         For the Three           For the Nine     on March 24,
                          Months Ended           Months Ended         2005
                            March 31,              March 31,         Through
                       ____________________   ____________________   March 31,
                          2009       2008        2009      2008        2009
                       _________  _________   _________  _________   _________
REVENUE                $      -   $      -    $      -   $      -    $      -
                       _________  _________   _________  _________   _________
COST OF GOODS SOLD            -          -           -          -           -
                       _________  _________   _________  _________   _________
GROSS PROFIT                  -          -           -          -           -

EXPENSES:
 General and
  administrative          2,600      3,800      10,044     12,000      60,268
                       _________  _________   _________  _________   _________

LOSS FROM OPERATIONS    ( 2,600)   ( 3,800)    (10,044)   (12,000)    (60,268)

OTHER (EXPENSE)
 Interest expense           (63)       (59)       (190)     ( 180)       (959)
                       _________  _________   _________  _________   _________

CURRENT TAX EXPENSE           -          -           -          -           -

DEFERRED TAX EXPENSE          -          -           -          -           -
                       _________  _________   _________  _________   _________

LOSS FROM CONTINUING
 OPERATIONS             ( 2,663)   ( 3,859)    (10,234)   (12,180)    (61,227)
                       _________  _________   _________  _________   _________

DISCONTINUED OPERATIONS:
 Loss from operations of
   discontinued coffee
   sales business (net of
   $0 in income taxes         -          -           -          -     (11,087)
 Gain (loss) on disposal
   of discontinued
   operations (net of
   $0 in income taxes)        -          -           -          -           -
                       _________  _________   _________  _________   _________

LOSS FROM DISCONTINUED
  OPERATIONS                  -          -           -          -     (11,087)
                       _________  _________   _________  _________   _________
NET LOSS               $( 2,663)  $( 3,859)   $(10,234)  $(12,180)   $(72,314)
                       _________  _________   _________  _________   _________




 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                [CONTINUED]


                          For the Three           For the Nine
                           Months Ended           Months Ended
                             March 31,              March 31,
                        ____________________   ____________________
                           2009       2008        2009      2008
                        _________  _________   _________  _________

LOSS PER COMMON SHARE:

Continuing operations   $   (.00)  $   (.00)   $   (.00)  $   (.01)

Discontinued operations        -          -           -          -
                        _________  _________   _________  _________

Net Loss Per
 Common Share           $   (.00)  $   (.00)   $   (.00)  $   (.01)
                        _________  _________   _________  _________
















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                             For the Nine    From Inception
                                             Months Ended      on March 24,
                                              March 31,        2005 Through
                                         ____________________   March 31,
                                            2009      2008        2009
                                         _________  _________   _________
Cash Flows from Operating Activities:
 Net loss                                $(10,234)  $(12,180)   $(72,314)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
   Depreciation                                 -          -       8,558
   Changes in assets and liabilities:
    (Decrease)/increase in
      accounts payable                       (575)     1,950       9,130
    (Increase) in deposits                      -          -        (865)
    Increase in accrued interest payable      189        180       1,185
    Decrease in accrued payroll & taxes         -          -           -
    Decrease in subsidiary cash
     upon disposal                              -          -      (1,281)
                                         _________  _________   _________
     Net Cash (Used) by
      Operating Activities                (10,620)   (10,050)    (55,587)
                                         _________  _________   _________

Cash Flows from Investing Activities:
 Acquisition of property and equipment          -          -     (69,561)
 Refund on property and equipment costs         -          -       8,990
                                         _________  _________   _________
     Net Cash Provided (Used) by
      Investing Activities                      -          -     (60,571)
                                         _________  _________   _________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance       12,600          -     115,752
 Proceeds from notes payable                    -          -      12,750
 Reduction  in notes payable                    -          -      (6,610)
                                         _________  _________   _________
     Net Cash Provided (Used) by
      Financing Activities                 12,600          -     121,892
                                         _________  _________   _________

Net Increase (Decrease) in Cash             1,980    (10,050)      5,734

Cash at Beginning of Period                 3,754     15,729           -
                                         _________  _________   _________

Cash at End of Period                    $  5,734   $  5,679    $  5,734
                                         _________  _________   _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $      -   $     -     $      -
   Income taxes                          $      -   $     -     $      -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the nine months ended March 31, 2009:
     None
 For the nine months ended March 31, 2008:
     None



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2008 audited financial statements. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

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

  Loans Payable - The Company's loan payable is due to a shareholder, has an interest rate of 6%, is due on demand, and is unsecured with a balance due of $4,240 and accrued interest of $959 as of March 31, 2009.


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


NOTE 4- COMMON STOCK ISSUANCE

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

NOTE 5 LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                            For the Three           For the Nine
                             Months Ended           Months Ended
                               March 31,              March 31,
                          ____________________   ____________________
                             2009      2008         2009       2008
                          _________  _________   _________  _________
 Loss from
  continuing operations   $( 2,663)  $ (3,859)   $(10,234)  $(12,180)

 Loss from
  discontinued operations        -          -           -          -

                          _________  _________   _________  _________
 Loss available
  to common shareholders
  (numerator)             $( 2,663)  $ (3,859)   $(10,234)  $(12,180)

                          _________  _________   _________  _________
 Weighted average number
  of common shares
  outstanding used in
  loss per share during
  the period
  (denominator)           2,184,000  2,058,000   2,122,839  2,058,000
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

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2008, for the fiscal year then ended. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of the fiscal year end, June 30, 2008, our internal control over financial reporting was effective.

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

(c) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report (the quarter ended March 31, 2009), that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the period covered by this report, there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act. During the previous quarter, on November 10, 2008, 126,000 shares of restricted common stock were sold by the issuer at $.10 per share, or $12,600 cash total, that were not registered under the Securities Act. The stock issuance was considered exempt from Securities Act registration requirements under section 4(2), as an isolated nonpublic sale to accredited investors.

     (b) During the period covered by this report (the quarter ended March 31, 2009), there were no securities that the issuer sold by registering the securities under the Securities Act.

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

                                   Barossa Coffee Company, Inc.



Date: May 14, 2009               by:  /s/ Adam Gatto
                                   Adam Gatto, President and Director