Form 10-K
period 2009-06-30
Barossa Coffee Company, Inc.
filed 2009-09-28
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended June 30, 2009  Commission File No. 333-126514

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from           to           .

                     BAROSSA COFFEE COMPANY, INC.
        (Exact name of registrant as specified in its charter)

           Nevada                                              20-2641871
     State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization                          Identification No.)

    311 South State Street, Suite 460, Salt Lake City, Utah 84111
         (Address of principal executive offices)  (zip code)

(Registrant's telephone number, including area code):  (801) 364-9262

Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.      Yes          No    X

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes   X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section
229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                 Yes          No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.                                    Yes   X      No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. (Not applicable)                    [   ]

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

The number of shares outstanding of the Issuer's common stock at June 30, 2009: 2,184,000

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

                                PART I

ITEM 1.         DESCRIPTION OF BUSINESS

     (A)  BUSINESS DEVELOPMENT.

     Barossa Coffee Company, Inc. is a small start up company that was only recently incorporated in March 2005. In July, 2005, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register an offering, on a "best efforts minimum/maximum" basis, of up to 400,000 shares of $.001 par value common stock, at a price of $0.25 per share. The registration statement was declared effective September 20, 2005. The Company sold 298,000 shares of common stock pursuant to the offering. The offering closed November 30, 2005, and raised gross proceeds of $74,500. This increased the total issued and outstanding common stock to 2,098,000 shares as of June 30, 2006. During the fiscal year ended June 30, 2007, 200,000 shares were cancelled and 160,000 shares were issued. On November 10, 2008, 126,000 shares of common stock were issued for consideration of $12,600 cash, bringing the current total number of outstanding shares to 2,184,000.

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

     However, even though the Company generated revenues from operations of $60,691 for the fiscal year ended June 30, 2006, operating losses forced it to seek additional funding, which it borrowed from shareholders. Because of the continuing cash needs of Alchemy which could not be met by the Corporation, management and principal shareholders negotiated and reached a Stock Exchange Agreement on October 11, 2006, between the Corporation and Jason Briggs, manager of the coffee shop, wherein Briggs received all of the issued and outstanding common stock of Alchemy Coffee Company, Inc. in exchange for all 200,000 shares of the Corporation's common stock beneficially owned by Briggs, which were delivered to the Corporation and cancelled. The Corporation determined that since the inception of Alchemy as a wholly-owned subsidiary of the Corporation, $55,715 has been advanced to Alchemy and not repaid. The Corporation determined that the value of Alchemy was substantially less than the amount invested and determined that the 200,000 shares it received as consideration for Alchemy had at least as great a value as Alchemy and that this was the best value that could be received by the Corporation for Alchemy and that this transaction was in the best interests of the Corporation.

     With this transaction, the Company was no longer engaged in any business activities and had no operations. The Company's principal activity is to investigate potential acquisitions. There is no assurance the Company can become involved with any business venture in the future.

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

ITEM 2.        DESCRIPTION OF PROPERTY.

      We have no office facilities but for now the business address of Adam Gatto, the President, and Lynn Dixon, a principal shareholder, is being used as the business address of the Company.

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

     During the fiscal year ended June 30, 2009, 126,000 shares of restricted common stock were sold by the issuer at $.10 per share, that were not registered under the Securities Act. The stock issuance was considered exempt from Securities Act registration requirements under section 4(2), as an isolated nonpublic sale to accredited investors.

     (b) During the period covered by this report (the fiscal year ended June 30, 2009), there were no securities that the issuer sold by registering the securities under the Securities Act.

     (c) During the period covered by this report, there was no repurchase made of equity securities registered pursuant to section 12 of the Exchange Act. The issuer's securities are not registered pursuant to section 12 of the Exchange Act.

ITEM 6.        SELECTED FINANCIAL DATA.

     A registrant that qualifies as a smaller reporting company is not required to provide the information required by this Item.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has no market risk sensitive instruments entered into for trading or any other purpose.

ITEM 8.   FINANCIAL STATEMENTS.

     See attached Financial Statements and Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of

June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2009, our internal control over financial reporting was effective.


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

ITEM 9B.  OTHER INFORMATION.

     There were no reports on Form 8-K filed during the last quarter of the fiscal year ended June 30, 2009, nor any information required to be disclosed in a report on Form 8-K, but not reported, during the fourth quarter of the year covered by this Form 10-K.

                               PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

                         Term Served As   Positions
Name of Director    Age  Director/OfficerWith Company

Adam Gatto          47   Since inception President and Director

     Certain biographical information with respect to the officer is set forth below.

     Adam Gatto, age 47, currently (since 2002) is manager of a private equity fund primarily involved in the trading and investment of S&P 500 companies. Previously he was an Investment Portfolio Manager for high net worth individuals and institutions at Morgan Stanley from November 1997 to September 2002. He received Bachelor's degrees in Political Science and Business from the University of Utah in 1986. In conjunction with that, he also attended the University of Sienna School of International Business & Language in Italy, receiving a minor in Italian and International Finance.

     The director holds no directorships in any other companies subject to the reporting requirements of the Securities Exchange Act of 1934.
     (B)  IDENTIFY SIGNIFICANT EMPLOYEES.
     None other than the person previously identified.

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

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table summarizes executive compensation paid or accrued for the Chief Executive Officer and other officers who received any compensation during the past three fiscal years.

                      SUMMARY COMPENSATION TABLE

Name And                              Other Annual      All Other
Principal  Year  Salary($)  Bonus($)Compensation($)Compensation($)
Position

Adam Gatto 2009           0        0             0              0
CEO        2008           0        0             0              0
           2007           0        0             0              0

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

                           Title of   Amount & Nature of     % of
Name and Address            Class     Beneficial Ownership   Class

Adam Gatto                 Common          671,500 shares    30.7%
311 S State, #460
SLC, Utah 84016

Lynn Dixon                 Common          571,500 shares    26.2%
311 S State, #460
SLC, UT 84111


Thomas G. Kimble           Common          571,500 shares(1) 26.2%
311 S State, #440
SLC, UT 84111

All officers and           Common          671,500 shares    30.7%
directors
as a group (1 person)

(1) Owned of record by Devonshire Partners, a limited liability company solely owned by Mr. Kimble.

     The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

     During the fiscal years ended June 30, 2009 and 2008, the Company utilized office space at 311 South State Street, Suite 460, Salt Lake City, Utah 84111, which was provided by Lynn Dixon, a majority shareholder of the Company. The Company does not pay rent for this office space.

     Except as disclosed in this item, in notes to the financial statements or elsewhere in this report, the Company is not aware of any indebtedness or other transaction in which the amount involved exceeds $120,000 between the Company and any officer, director, nominee for director, or 5% or greater beneficial owner of the Company or an immediate family member of such person; nor any relationship in which a director or nominee for director of the Company was also an officer, director, nominee for director, greater than 10% equity owner, partner, or member of any firm or other entity which received from or paid the Company, for property or services, amounts exceeding 5% of the gross annual revenues or total assets of the Company or such other firm or entity.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $9,825 for the fiscal year ended June 30, 2008 and $8,950 for the fiscal year ended June 30, 2009.

(2) AUDIT-RELATED FEES

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended June 30, 2008 and $-0- for the fiscal year ended June 30, 2009.

(3) TAX FEES

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance,
tax advice, and tax planning was $-0-   for the fiscal year ended June 30,
2008 and $-0- for the fiscal year ended June 30, 2009.

(4) ALL OTHER FEES

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended June 30, 2008 and $-0- for the fiscal year ended June 30, 2009.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's board of directors acting as the audit committee.

ITEM 15.  EXHIBITS

     EXHIBITS to this report are all documents previously filed which are incorporated herein as exhibits to this report by reference to registration statements and other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

     Exhibits required by Item 601 of Regulation S-K.

SEC No.   Document                                                Exhibit No.
10        Material contracts
       Stock Exchange Agreement with Jason Briggs             10.3 *
31.  Certifications required by Rules 13a-14(a) or 15d-14(a).
32.  Section 1350 Certifications

* previously filed

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                               JUNE 30, 2009

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                     PAGE

        -  Report of Independent Registered Public Accounting Firm    2


        -  Balance Sheets June 30, 2009 and June 30, 2008             3


        -  Statements of Operations, for the years ended
            June 30, 2009 and 2008 and from inception
            on March 24, 2005 through June 30, 2009                   4


        -  Statement of Stockholders' Equity, from inception
            on March 24, 2005 through June 30, 2009                   5


        -  Statements of Cash Flows, for the years ended
            June 30, 2009 and 2008 and from inception
            on March 24, 2005 through June 30, 2009                   7



        -  Notes to Financial Statements                            8 - 12

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Barossa Coffee Company, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Barossa Coffee Company, Inc. [a development stage company] as of June 30, 2009 and 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended June 30, 2009 and for the period from inception on March 24, 2005 through June 30, 2009. Barossa Coffee Company, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barossa Coffee Company, Inc. as of June 30, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2009 and for the period from inception on March 24, 2005 through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Barossa Coffee Company, Inc. will continue as a going concern. As discussed in
Note 6 to the financial statements, Barossa Coffee Company, Inc. has incurred losses since its inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
September 28, 2009

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                              BALANCE SHEETS

                                         June 30,    June 30,
                                          2009         2008
                                       __________   __________



                         ASSETS

Current Assets
Cash                                   $   3,460    $   3,754
                                       __________   __________

    Total Current Assets                   3,460        3,754
                                       __________   __________
    Total Assets                       $   3,460    $   3,754
                                       __________   __________


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
Accounts Payable                       $   2,800   $    2,300
Interest Payable                           1,023          769
Loans Payable -- related parties           4,240        4,240
                                       __________   __________
    Total Current Liabilities              8,063        7,309


Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
 1,000,000 shares authorized,
 no shares issued and outstanding      $       -    $       -
                                       __________   __________
Common stock, $.001 par value,
 50,000,000 shares authorized,
 2,184,000 and 2,058,000 shares
 issued and outstanding, respectively      2,184        2,058

Capital in excess of par value           113,368      100,894

(Deficit) accumulated during the
 development stage                      (120,155)    (106,507)
                                       __________   __________
    Total Stockholders' Equity
     (Deficit)                            (4,603)      (3,555)
                                       __________   __________

    Total Liabilities and
      Stockholders' Equity (Deficit)   $   3,460    $   3,754
                                       __________   __________










The accompanying notes are an integral part of these financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS
                                                              From Inception
                                           Year Ended           on March 24,
                                            June 30,           2005 Through
                                     _______________________     June 30,
                                         2009        2008          2009
                                     __________   __________    __________
REVENUE                                 $     - $      - $        -

EXPENSES:
  General and administrative            13,394       14,525        63,617
                                     __________   __________    __________

LOSS FROM OPERATIONS BEFORE
  OTHER INCOME (EXPENSE)               (13,394)     (14,525)      (63,617)
                                     __________   __________    __________
OTHER INCOME (EXPENSE):
  Interest expense                        (254)        (242)       (1,023)
                                     __________   __________    __________
        Total Other Income (Expense)      (254)        (242)       (1,023)
                                     __________   __________    __________

LOSS BEFORE INCOME TAXES               (13,648)     (14,767)      (64,640)

CURRENT TAX EXPENSE                          -            -             -

DEFERRED TAX EXPENSE                         -            -             -
                                     __________   __________    __________

LOSS FROM CONTINUING OPERATIONS      $ (13,648)   $ (14,767)    $ (64,640)
                                     __________   __________    __________
DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued coffee sales
   business (net of $0 in
   income taxes)                             -            -       (11,087)

  Gain (loss) on disposal of
   discontinued Operations
   (net of $0 in income taxes)               -            -             -
                                     __________   __________    __________
LOSS FROM DISCONTINUED OPERATIONS            -            -       (11,087)
                                     __________   __________    __________
NET LOSS                             $ (13,648)   $ (14,767)    $ (75,727)
                                     __________   __________    __________

LOSS PER COMMON SHARE:

 Continuing operations               $    (.01)   $    (.01)

 Discontinued operations                     -            -
                                     __________   __________

Net Loss Per Common Share            $    (.01)   $    (.01)
                                     __________   __________

The accompanying notes are an integral part of these financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                               Common Stock
                           __________________   Capital in
                                                Excess of    Accumulated
                             Shares    Amount   Par Value     Deficit
                           _________  _______   _________    ___________


Balance  March 24, 2005            -  $     -   $       -    $         -

Common Stock issued for
cash at $.01 per share     1,800,000    1,800      16,200              -


Net Loss for the period from
March 24, 2005 (inception)
Through June 30, 2005              -        -           -         (1,677)

                           _________  _______   _________    ___________
Balance June 30, 2005      1,800,000    1,800      16,200         (1,677)


Common Stock issued for
cash at $.25 per share,
net of offering costs
of $13,348                   298,000      298      60,854              -


Net loss for the year
ended June 30, 2006                -        -           -        (19,672)
                           _________  _______   _________    ___________

Balance June 30, 2006      2,098,000    2,098      77,054        (21,349)

Common Stock redeemed
in exchange for wholly
owned Subsidiary            (200,000)    (200)          -        (44,428)

Common Stock issued for
cash at $.15 per share       160,000      160      23,840              -

Net loss for the year
ended June 30, 2007                -        -           -        (25,963)
                           _________  _______   _________    ___________
Balance June 30, 2007      2,058,000    2,058     100,894        (91,740)

Net loss for the year
ended June 30, 2008                -        -           -        (14,767)
                           _________  _______   _________    ___________

Balance June 30, 2008      2,058,000    2,058     100,894       (106,507)



The accompanying notes are an integral part of these financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                [CONTINUED]



                               Common Stock
                           __________________   Capital in
                                                Excess of    Accumulated
                             Shares    Amount   Par Value     Deficit
                           _________  _______   _________    ___________

Balance June  30, 2008     2,058,000    2,058     100,894      (106,507)

Common Stock issued for
cash at $.10 per share       126,000      126      12,474             -


Net Loss for the year
ended June 30, 2009                -        -           -       (13,648)

                           _________  _______   _________    ___________
Balance June 30, 2009      2,184,000  $ 2,184   $ 113,368    $ (120,155)
                           _________  _______   _________    ___________



















The accompanying notes are an integral part of these financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                              For the          From Inception
                                             Year Ended         on March 24,
                                              June 30,          2005 Through
                                       _______________________     June 30,
                                           2009        2008          2009
                                       __________   __________    __________
Cash Flows from Operating Activities:
 Net loss                              $ (13,648)   $ (14,767)    $ (75,727)
 Adjustments to reconcile net loss
   to net cash provided (used)
   by operating activities:
  Depreciation                                 -            -         8,558
  Changes in assets and liabilities:
   (Decrease)/increase in
     accounts payable                        500        2,300        10,205
   (Increase) in deposits                      -            -          (865)
   Increase in accrued
     interest payable                        254          242         1,249
   (Decrease) in accrued
     payroll & taxes                           -            -
   (Decrease) in subsidiary
     cash upon disposal of subsidiary          -            -        (1,281)
                                       __________   __________    __________
     Net Cash Provided (Used)
      by Operating Activities            (12,894)     (12,225)      (57,861)
                                       __________   __________    __________

Cash Flows from Investing Activities:
 Acquisition of
   property and equipment                      -            -       (69,561)
 Refund on property
   and equipment costs                         -            -         8,990
                                       __________   __________    __________
     Net Cash Provided (Used)
      by Investing Activities                  -            -       (60,571)
                                       __________   __________    __________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance      12,600            -       115,752
 Proceeds from notes payable                   -          250        12,750
 Payments on notes payable                     -            -        (6,610)
                                       __________   __________    __________
     Net Cash Provided (Used) by
      Financing Activities                12,600          250       121,892
                                       __________   __________    __________

Net Increase (Decrease) in Cash             (294)     (11,975)        3,460

Cash at Beginning of the Year              3,754       15,729             -
                                       __________   __________    __________

Cash at End of the Year                $   3,460    $   3,754     $   3,460
                                       __________   __________    __________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                            $       -    $       -     $       -
   Income taxes                        $       -    $       -     $       -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the year ended June 30, 2009:
    None
 For the year ended June 30, 2008:
    None



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

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" [See Note 4].

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(Continued)

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133", SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts", SFAS No. 164, "Not-for-Profit Entities: Mergers and Acquisitions - Including an amendment of FASB Statement No. 142", SFAS No. 165, "Subsequent Events", SFAS No. 166, "Accounting Transfers of Financial Assets - an Amendment of FASB Statement No. 140", SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" and SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" were recently issued. SFAS No. 161, 163, 164, 165, 166, 167 and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

  The following is a summary of the results of operations of the Company's discontinued business:

                                        For the         From Inception
                                       Year Ended        on March 24,
                                        June 30,         2005 Through
                                  ___________________      June 30,
                                      2009    2008          2009
                                  _________  ________    ____________
    Revenue                         $     -  $      -    $   115,738
    Cost of sales                         -         -        (48,698)
    General and administrative            -         -        (77,901)
    Other expenses                        -         -           (226)
    Loss on disposition of assets         -         -              -
                                 ____________________    ____________
       Net loss                     $     -         -    $   (11,087)
                                 __________  ________    ____________

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2009.

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a $.001 par value. 2,184,000 shares are issued and outstanding at June 30, 2009.

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

  On March 8, 2007 the Company sold 160,000 shares of its restricted common stock at $.15 per share of which $160 was credited to common stock and $23,840 was credited to capital in excess of par value. The stock issuance was exempt from any state or federal securities registration requirements as an isolated nonpublic sale to accredited investors.

  On November 10, 2008 the Company sold 126,000 shares of its restricted common stock at $.10 per share of which $126 was credited to common stock and $12,474 was credited to capital in excess of par value. The stock issuance was exempt from any state or federal securities registration requirements as an isolated nonpublic sale to accredited investors.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2009, the Company has available unused operating loss carryforwards of $75,126 which may be applied against future taxable income and which expires in various years through 2029.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS


NOTE 4 - INCOME TAXES (CONTINUED)

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $11,269 and $9,233 as of June 30, 2009 and 2008, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,036 and $2,136 during the years ended June 30, 2009 and 2008, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

  Loans Payable - The Company's loan payable is due to a shareholder, has an interest rate of 6%, is due on demand, and is unsecured with a balance due of $4,240 and accrued interest of $1,023 at June 30, 2009.

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

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS


NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:


                                            For the year ended

                                          June 30,       June 30,
                                            2009           2008
                                         __________     ___________
  Loss from continuing operations
   (numerator)                           $ (13,648)     $  (14,767)

  Loss from discontinued operations
   (numerator)                                   -               -

  Gain (loss) on disposal of
   discontinued operations
   (numerator)                                   -               -
                                         __________     ___________
  Loss available to
   common shareholders
   (numerator)                           $ (13,648)     $  (14,767)
                                         __________     ___________

  Weighted average number of
   common shares outstanding
   used in loss per share
   during the period (denominator)        2,133,088      2,058,000
                                         ___________    ____________

  Dilutive  loss  per share was not presented, as the Company had  no  common
  equivalent  shares  for  all  periods  presented  that  would  affect   the
  computation of diluted loss per share.

  NOTE 8 - SUBSEQUENT EVENTS

  The Company has evaluated subsequent events from the balance sheet date through September 28, 2009, and determined there are no events to disclose.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Barossa Coffee Company, Inc.



By:     /s/ Adam Gatto                             Date:  September 28, 2009
     Adam Gatto, President
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:       /s/ Adam Gatto                           Date:  September 28, 2009
     Adam Gatto, President
     Chief Executive Officer and
     Chief Financial Officer





Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.