Form 10-Q
period 2009-09-30
Barossa Coffee Company, Inc.
filed 2009-11-13
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2009
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

Number of shares outstanding of the Issuer's common stock as of September 30, 2009: 2,184,000

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

                            SEPTEMBER 30, 2009

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                               PAGE



        -  Condensed Balance Sheets,
            September 30, 2009 (Unaudited) and June 30, 2009     3


        -  Unaudited Condensed Statements of Operations,
            for the three months ended September 30, 2009
            and 2008 and from inception on March 24, 2005
            through September 30, 2009                           4


        -  Unaudited Condensed Statements of Cash Flows,
            for the three months ended September 30, 2009
            and 2008 and from inception on March 24, 2005
            through September 30, 2009                           5



        -  Notes to Unaudited Condensed Financial Statements   6 - 7

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS







                                       September       June 30,
                                          30,
                                         2009            2009
                                      (Unaudited)
                                      ___________     ___________
ASSETS

Current Assets
Cash                                  $      860      $    3,460
                                      ___________     ___________
 Total Current Assets                        860           3,460
                                      ___________     ___________
 Total Assets                         $      860      $    3,460
                                      ___________     ___________


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable                      $    6,525      $    2,800
Interest Payable                           1,087           1,023
Loans Payable -- related parties           4,240           4,240
                                      ___________     ___________
  Total Current Liabilities               11,852           8,063
                                      ___________     ___________

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
1,000,000 shares authorized,
no shares issued and
outstanding                           $        -      $        -

Common stock, $.001 par value,
50,000,000 shares authorized,
2,184,000 shares issued
and outstanding                            2,184           2,184

Capital in excess of par value           113,368         113,368
(Deficit) accumulated during the
development stage                       (126,544)       (120,155)
                                      ___________     ___________

 Total Stockholders' Equity (Deficit)    (10,992)         (4,603)
                                      ___________     ___________

 Total Liabilities and
  Stockholders' Equity (Deficit)      $      860      $    3,460
                                      ___________     ___________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                         For the Three     From Inception
                                          Months Ended      on March 24,
                                         September 30,      2005 Through
                                     _____________________  September 30,
                                       2009         2008        2009
                                     _________   _________    _________
REVENUE                              $      -    $      -     $      -

EXPENSES:
  General and administrative            6,325       5,544       69,942
                                     _________   _________    _________

LOSS FROM OPERATIONS BEFORE
  OTHER INCOME (EXPENSE)               (6,325)     (5,544)     (69,942)
                                     _________   _________    _________
OTHER INCOME (EXPENSE):
  Interest expense                        (64)        (64)      (1,087)
                                     _________   _________    _________
    Total Other Income (Expense)          (64)        (64)      (1,087)
                                     _________   _________    _________

LOSS BEFORE INCOME TAXES               (6,389)     (5,608)     (71,029)

CURRENT TAX EXPENSE                         -           -            -

DEFERRED TAX EXPENSE                        -           -            -
                                     _________   _________    _________

LOSS FROM CONTINUING OPERATIONS        (6,389)     (5,608)     (71,029)
                                     _________   _________    _________
DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued coffee sales
   business (net of $0 in
   income taxes)                            -           -      (11,087)
  Gain (loss) on disposal
   of discontinued Operations
   (net of $0 in income taxes)              -           -            -
                                     _________   _________    _________
LOSS FROM DISCONTINUED OPERATIONS           -           -      (11,087)
                                     _________   _________    _________
NET LOSS                             $ (6,389)   $ (5,608)    $(82,116)
                                     _________   _________    _________

LOSS PER COMMON SHARE:

 Continuing operations               $   (.00)   $   (.00)

 Discontinued operations                    -           -
                                     _________   _________

Net Loss Per Common Share            $   (.00)   $   (.00)
                                     _________   _________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                              For the Three   From Inception
                                              Months Ended     on March 24,
                                              September 30,    2005 Through
                                         _____________________ September 30,
                                            2009       2008        2009
                                         _________   _________   _________
Cash Flows from Operating Activities:
 Net loss                                $ (6,389)   $ (5,608)   $(82,116)
 Adjustments to reconcile net loss
   to net cash provided (used)
   by operating activities:
  Depreciation                                 	-           -       8,558
  Changes in assets and liabilities:
   (Decrease)/increase in
     accounts payable                       3,725       3,174      13,930
   (Increase) in deposits                       -           -        (865)
   Increase in accrued interest payable        64          64       1,313
   (Decrease) in subsidiary cash
     upon disposal of Subsidiary                -           -      (1,281)
                                         _________   _________   _________
     Net Cash Provided (Used)
      by Operating Activities              (2,600)     (2,370)    (60,461)
                                         _________   _________   _________

Cash Flows from Investing Activities:
 Acquisition of property and equipment          -           -     (69,561)
 Refund on property and equipment costs         -           -       8,990
                                         _________   _________   _________
     Net Cash Provided (Used)
      by Investing Activities                   -           -     (60,571)
                                         _________   _________   _________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance            -           -     115,752
 Proceeds from notes payable                    -           -      12,750
 Payments on notes payable                      -           -      (6,610)
                                         _________   _________   _________
     Net Cash Provided (Used)
      by Financing Activities                   -           -     121,892
                                         _________   _________   _________

Net Increase (Decrease) in Cash            (2,600)     (2,370)        860

Cash at Beginning of Period                 3,460       3,754           -
                                         _________   _________   _________

Cash at End of Period                    $    860    $  1,384    $    860
                                         _________   _________   _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $      -    $     -     $      -
   Income taxes                          $      -    $     -     $      -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the three months ended September 30, 2009
     None

  For the three months ended September 30, 2008
     None



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

  Barossa Coffee Company, Inc. and Subsidiary (the "Company") previously sold coffee beans and espresso related beverages. The Company has not yet generated significant revenues from their planned principal operations and is considered a development stage company. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Consolidation - The financial statements include the operations of Parent and its wholly-owned Subsidiary through September 30, 2006. The operations of subsidiary were discontinued effective September 30, 2006. All significant inter-company transactions have been eliminated in consolidation.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results for the full year.


NOTE 2 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

  Loans Payable - The Company's loan payable is due to a shareholder, has an interest rate of 6%, is due on demand, and is unsecured with a balance due of $4,240 and accrued interest of $1,087 at September 30, 2009.

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


NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                            For the three months ended

                                            September 30,  September 30,

                                               2009            2008
                                            __________     ___________
  Loss from continuing operations
   (numerator)                                 $ (6,389)     $  (5,608)

  Loss from discontinued operations
   (numerator)                                        -              -

  Gain (loss) on disposal of
   discontinued operations
   (numerator)                                        -              -
                                             __________     ___________
  Loss available to common shareholders
   (numerator)                                 $ (6,389)     $  (5,608)
                                             __________     ___________
  Weighted average number of common
  shares outstanding used in loss per share
  during the period (denominator)             2,184,000      2,058,000
                                             __________     ____________

  Dilutive  loss  per share was not presented, as the Company had  no  common
  equivalent  shares  for  all  periods  presented  that  would  affect   the
  computation of diluted loss per share.

NOTE 5 - SUBSEQUENT EVENT

  The Company has evaluated subsequent events from the balance sheet date through November 11, 2009 and found there are none to report.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2009, for the fiscal year then ended. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control

An unavoidable weakness in the Company's internal controls is that the principal executive officer and principal financial officer are the same individual, which does not allow for segregation of duties. Since the Company is a shell company, management does not feel that this has a material effect on the accuracy and completeness of our financial reporting and disclosure included in this report.

(c) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report (the quarter ended September 30, 2009), that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     (b) During the period covered by this report (the quarter ended September 30, 2009), there were no securities that the issuer sold by registering the securities under the Securities Act.

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

                              Barossa Coffee Company, Inc.



Date: November 12, 2009       by:  /s/ Adam Gatto
                                   Adam Gatto, President and Director