Form 10-Q
period 2009-12-31
Barossa Coffee Company, Inc.
filed 2010-02-12
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED:  December 31, 2009
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

                             (801) 364-9264
         (Registrant's telephone number, including area code)

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

Number of shares outstanding of the Issuer's common stock as of December 31, 2009: 2,259,050

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

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                             DECEMBER 31, 2009

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                         PAGE


        _  Unaudited Condensed Balance Sheets, December 31, 2009           2
            and June 30, 2009

        -  Unaudited Condensed Statements of Operations, for the three and six months ended December 31, 2009 and 2008 and
            from inception on March 24, 2005 through December
            31, 2009                                                      3-4


        -  Unaudited Condensed Statements of Cash Flows,
            for the six months ended December 31, 2009 and 2008
            and from inception on March 24, 2005 through
            December 31, 2008                                              5


        -  Notes to Unaudited Condensed Financial Statements              6-8

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                         December 31,   June 30,
                                            2009         2009
                                         __________    __________
                                         (Unaudited)

ASSETS

Current Assets
Cash                                     $   8,365     $   3,460
                                         __________    __________
    Total Current Assets                     8,365         3,460
                                         __________    __________
    Total Assets                         $   8,365     $   3,460
                                         __________    __________

                LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities
Accounts Payable                         $   7,450     $   2,800
Interest Payable                             1,151         1,023
Loans Payable -- related parties             4,240         4,240
                                         __________    __________
    Total Current Liabilities               12,841         8,063
                                         __________    __________
Stockholder's Equity (Deficit)
Preferred stock, $.001 par value,
 1,000,000 shares authorized,
 no shares issued and outstanding        $       -     $       -

Common stock, $.001 par value,
 50,000,000 shares authorized,
 2,259,050 and 2,184,000 shares
 issued and outstanding,
 respectively                                2,259         2,184

Capital in excess of par value             120,798       113,368

(Deficit) accumulated during the
 development stage                        (127,533)     (120,155)
                                         __________    __________

    Total Stockholder's Equity (Deficit)    (4,476)       (4,603)
                                         __________    __________
    Total Liabilities and
     Stockholder's Equity (Deficit)      $   8,365     $   3,460
                                         __________    __________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                     From
                           For the Three         For the Six       Inception
                            Months Ended         Months Ended     on March 24,
                            December 31,         December 31,     2005 Through
                         __________________   __________________  December 31,
                           2009      2008       2009      2008        2009
                         ________  ________   ________  ________   _________
REVENUE                  $     -   $     -    $     -   $     -    $      -
                         ________  ________   ________  ________   _________
COST OF GOODS SOLD             -         -          -         -           -
                         ________  ________   ________  ________   _________
GROSS PROFIT                   -         -          -         -           -

EXPENSES:
 General and
  administrative             925     1,901      7,250     7,445      70,867
                         ________  ________   ________  ________   _________

LOSS FROM OPERATIONS        (925)   (1,901)    (7,250)   (7,445)    (70,867)

OTHER (EXPENSE)
 Interest expense            (64)      (63)      (128)     (127)     (1,151)
                         ________  ________   ________  ________   _________
LOSS BEFORE
 INCOME TAXES               (989)   (1,964)    (7,378)   (7,572)    (72,018)

CURRENT TAX EXPENSE            -         -          -         -           -

DEFERRED TAX EXPENSE           -         -          -         -           -
                         ________  ________   ________  ________   _________

LOSS FROM CONTINUING
 OPERATIONS                 (989)   (1,964)    (7,378)   (7,572)    (72,018)
                         ________  ________   ________  ________   _________

DISCONTINUED OPERATIONS:
 Loss from operations
  of discontinued
  coffee sales business
  (net of $0 in income
  taxes                        -         -          -         -     (11,087)
 Gain (loss) on disposal
  of discontinued
  operations (net of
  $0 in income taxes)          -         -          -         -           -
                         ________  ________   ________  ________   _________

LOSS FROM DISCONTINUED
  OPERATIONS                   -         -          -         -     (11,087)
                         ________  ________   ________  ________   _________
NET LOSS                 $  (989)  $(1,964)   $(7,378)  $(7,572)   $(83,105)
                         ________  ________   ________  ________   _________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                [CONTINUED]


                           For the Three         For the Six
                            Months Ended         Months Ended
                            December 31,         December 31,
                         __________________   __________________
                           2009      2008       2009      2008
                         ________  ________   ________  ________


LOSS PER COMMON SHARE:

 Continuing operations    $  (.00)  $  (.00)   $  (.00)  $  (.00)

 Discontinued operations     (.00)     (.00)      (.00)     (.00)
                          ________  ________   ________  ________

Net Loss Per Common Share $  (.00)  $  (.00)   $  (.00)  $  (.00)
                          ________  ________   ________  ________






















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                             For the Six      From Inception
                                             Months Ended      on March 24,
                                             December 31,      2005 Through
                                         ______________________December 31,
                                            2009      2008        2009
                                         _________  _________   _________
Cash Flows from Operating Activities:
 Net loss                                $ (7,378)  $ (7,572)   $(83,105)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
   Depreciation                                 -          -       8,558
   Changes in assets and liabilities:
    (Decrease)/increase
      in accounts payable                   4,650       (400)     14,855
    (Increase) in deposits                      -          -        (865)
    Increase in accrued
      interest payable                        128        127       1,377
    Decrease in subsidiary
      cash upon disposal                        -          -      (1,281)
                                         _________  _________   _________
     Net Cash (Used) by
      Operating Activities                 (2,600)    (7,845)    (60,461)
                                         _________  _________   _________

Cash Flows from Investing Activities:
 Acquisition of property
  and equipment                                 -          -     (69,561)
 Refund on property
  and equipment costs                           -          -       8,990
                                         _________  _________   _________
     Net Cash Provided (Used) by
      Investing Activities                      -          -     (60,571)
                                         _________  _________   _________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance        7,505     12,600     123,257
 Proceeds from notes payable                    -          -      12,750
 Reduction in notes payable                     -          -      (6,610)
                                         _________  _________   _________
     Net Cash Provided (Used) by
      Financing Activities                   7,505    12,600     129,397
                                         _________  _________   _________

Net Increase (Decrease) in Cash             4,905      4,755       8,365
Cash at Beginning of Period                 3,460      3,754           -
                                         _________  _________   _________

Cash at End of Period                    $  8,365   $  8,509    $  8,365
                                         _________  _________   _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $     -    $      -    $      -
   Income taxes                          $     -    $      -    $      -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the six months ended December 31, 2009:
    None.

 For the six months ended December 31, 2008:
    None.



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

  Barossa Coffee Company, Inc. and Subsidiary (the "Company") previously sold coffee beans and espresso related beverages. The Company has not yet generated significant revenues from their planned principal operations and is considered a development stage company as defined in Accounting Standards Codification Topic 270. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Consolidation - The financial statements include the operations of Parent and its wholly-owned Subsidiary through September 30, 2006. The operations of subsidiary were discontinued effective September 30, 2006. All significant inter-company transactions have been eliminated in consolidation.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2009 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements. The results of operations for the period ended December 31, 2009 are not necessarily indicative of the operating results for the full year.



NOTE 2 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

  Loans Payable - The Company's loan payable is due to a shareholder, has an interest rate of 6%, is due on demand, and is unsecured with a balance due of $4,240 and accrued interest of $1,151 and $1,023 at December 31, 2009 and June 30, 2009, respectively.

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

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                             For the Three          For the Six
                             Months Ended           Months Ended
                             December 31,           December 31,
                          ____________________   ____________________
                             2009       2008        2009       2008
                          _________  _________   _________  _________
 Loss  from
  continuing operations    $  (989)  $ (1,964)   $ (7,378)  $ (7,572)

 Loss from
  discontinued operations        -          -           -          -
                          _________  _________   _________  _________
 Loss available to common
  shareholders (numerator) $  (989)  $ (1,964)   $ (7,378)  $ (7,572)

                          _________  _________   _________  _________
 Weighted average number
  of common shares
  outstanding used in
  loss per share during
  the period
  (denominator)           2,184,816  2,127,848   2,184,408  2,091,124
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

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO UNAUDITED CONDENSED
                           FINANCIAL STATEMENTS

NOTE 5 - COMMON STOCK ISSUANCE - CONTINUED

  On December 31, 2009 the Company sold 75,050 shares of its restricted common stock at $.10 per share of which $75 was credited to common stock and $7,430 was credited to capital in excess of par value. The stock issuance was exempt from any state or federal securities registration requirements as an isolated nonpublic sale to accredited investors.


NOTE 6 - SUBSEQUENT EVENTS

  The Company has evaluated subsequent events from the balance sheet date through February 12, 2010 and found there are none to report.

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

     Barossa was formed to open and operate, through a wholly-owned subsidiary, Alchemy Coffee Company, Inc., a retail, specialty coffee outlet. The Company opened a retail coffee outlet featuring specialty coffees in February, 2006 and utilized the experience of management in the coffee/cafe industry to specialize in the sale of the highest quality, fresh locally-roasted coffee beans and espresso related beverages; as well as organic food and baked goods, teas, juices, and specific health foods and beverages. However, even though the Company generated revenues from operations of $60,691 for the fiscal year ended June 30, 2006, and $55,047 for the quarter ended September 30, 2006, operating losses of $19,672 for the fiscal year ended June 30, 2006, and $7,009 for the quarter ended September 30, 2006, forced it to seek additional funding, which it borrowed from shareholders. Due to these continuing cash needs of Alchemy which could not be met by the Corporation, management and principal shareholders negotiated and reached a Stock Exchange Agreement on October 11, 2006, between the Corporation and Jason Briggs, manager of the coffee shop, wherein Briggs received all of the issued and outstanding common stock of Alchemy Coffee Company, Inc. in exchange for all 200,000 shares of the Corporation's common stock beneficially owned by Briggs, which were then surrendered to the Corporation and cancelled. The Company determined that since the inception of Alchemy as a wholly-owned subsidiary, $55,715 had been advanced to Alchemy and not repaid. The Corporation determined that the value of Alchemy was substantially less than the amount invested and that the 200,000 shares it received as consideration for Alchemy had at least as great a value as Alchemy and that this was the best value that could be received by the Company for Alchemy and that this transaction was in the best interests of the Company. With this transaction, the Company is not engaged in any business activities and has no operations. The Company's principal activity is to investigate potential acquisitions. There is no assurance the Company can become involved with any business venture in the future. During the fiscal year ended June 30, 2007, 200,000 shares were cancelled and 160,000 shares were issued. On November 10, 2008, 126,000 shares of common stock were issued for consideration of $12,600 cash. On December 31, 2009 the Company sold 75,050 shares of its restricted common stock at $.10 per share, bringing the current total number of outstanding shares to 2,259,050.

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

(c) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report (the quarter ended December 31, 2009), that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the quarter ended December 31, 2009, the Company sold 75,050 shares of its restricted common stock at $.10 per share The stock issuance was exempt from any state or federal securities registration requirements as an isolated nonpublic sale to accredited investors. During the period covered by this report, there were no other equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

     (b) During the period covered by this report (the quarter ended December 31, 2009), there were no securities that the issuer sold by registering the securities under the Securities Act.

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

                              Barossa Coffee Company, Inc.



Date: February 12, 2010       by:  /s/ Adam Gatto
                                   Adam Gatto, President and Director