Form 10-Q
period 2010-03-31
Barossa Coffee Company, Inc.
filed 2010-05-06
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2010
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

Number of shares outstanding of the Issuer's common stock as of March 31, 2010: 2,334,100

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

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2010

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                   PAGE


        _  Unaudited Condensed Balance Sheets, March 31, 2010        2
             and June 30, 2009

        -  Unaudited Condensed Statements of Operations, for
             the three and nine months ended March 31, 2010
             and 2009 and from inception on March 24, 2005
             through March 31, 2010                                 3-4


        -  Unaudited Condensed Statements of Cash Flows,
             for the nine months ended March 31, 2010 and 2009
             and from inception on March 24, 2005 through
             March 31, 2010                                          5


        -  Notes to Unaudited Condensed Financial Statements        6-8

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                          March 31,         June 30,
                                            2009              2009
                                         (Unaudited)
                                          ________         ________

ASSETS

Current Assets
Cash                                      $  6,289         $  3,460
                                          ________         ________
    Total Current Assets                     6,289            3,460
                                          ________         ________
    Total Assets                          $  6,289         $  3,460
                                          ________         ________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable                          $  2,900         $  2,800
Interest Payable                             1,214            1,023
Loans Payable -- related parties             4,240            4,240
                                          ________         ________
    Total Current Liabilities                8,354            8,063
                                          ________         ________

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value,
 1,000,000 shares authorized,
 no shares issued and
 outstanding                              $      -         $      -

Common stock, $.001 par value,
 50,000,000 shares authorized,
 2,334,100 and 2,184,000
 shares issued and
 outstanding , respectively                  2,334            2,184
Capital in excess of par value             128,228          113,368
(Deficit) accumulated during the
 development stage                        (132,627)        (120,155)
                                          ________         ________
   Total Stockholders' Equity (Deficit)     (2,065)          (4,603)
                                          ________         ________
   Total Liabilities and Stockholders'
      Equity (Deficit)                   $   6,289         $  3,460
                                          ________         ________







 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                                     From
                                                                   Inception
                        For the Three          For the Nine      on March 24,
                         Months Ended          Months Ended           2005
                          March 31,             March 31,            Through
                       __________________   ____________________    March 31,
                          2010     2009       2010       2009         2010
                       ________  ________   _________  _________   _________
REVENUE                $     -   $     -    $      -   $      -    $      -
                       ________  ________   _________  _________   _________
COST OF GOODS SOLD           -         -           -          -           -
                       ________  ________   _________  _________   _________
GROSS PROFIT                 -         -           -          -           -

EXPENSES:
 General and
  administrative         5,031     2,600      12,281     10,044      75,898
                       ________  ________   _________  _________   _________

LOSS FROM OPERATIONS    (5,031)   (2,600)    (12,281)   (10,044)    (75,898)

OTHER (EXPENSE)
 Interest expense          (63)      (63)       (191)      (190)     (1,214)
                       ________  ________   _________  _________   _________
LOSS BEFORE
 INCOME TAXES           (5,094)   (2,663)    (12,472)   (10,234)    (77,112)

CURRENT TAX EXPENSE          -         -           -          -           -

DEFERRED TAX EXPENSE         -         -           -          -           -
                       ________  ________   _________  _________   _________

LOSS FROM CONTINUING
 OPERATIONS             (5,094)   (2,663)    (12,472)   (10,234)    (77,112)
                       ________  ________   _________  _________   _________

DISCONTINUED OPERATIONS:
 Loss from operations of
   discontinued coffee
   sales business (net
   of $0 in income taxes     -         -           -          -     (11,087)
 Gain (loss) on disposal
   of discontinued
   operations (net of
   $0 in income taxes)       -         -           -          -           -
                       ________  ________   _________  _________   _________

LOSS FROM DISCONTINUED
  OPERATIONS                 -         -           -          -     (11,087)
                       ________  ________   _________  _________   _________
NET LOSS               $(5,094)  $(2,663)   $(12,472)  $(10,234)   $(88,199)
                       ________  ________   _________  _________   _________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                [CONTINUED]


                             For the Three      For the Nine
                             Months Ended       Months Ended
                              March 31,           March 31,
                         __________________   ____________________
                            2010     2009        2010       2009
                         ________  ________   _________  _________

LOSS PER COMMON SHARE:

 Continuing operations   $  (.00)  $  (.00)   $   (.01)  $   (.00)

 Discontinued operations    (.00)     (.00)       (.00)      (.00)
                         ________  ________   _________  _________

Net Loss Per
  Common Share           $  (.00)  $  (.00)   $   (.01)  $   (.00)
                         ________  ________   _________  _________




















 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                              For the Nine    From Inception
                                              Months Ended     on March 24,
                                                March 31,      2005 Through
                                         ______________________  March 31,
                                            2010       2009        2010
                                         _________  _________   _________
Cash Flows from Operating Activities:
 Net loss                                $(12,472)  $(10,234)   $(88,199)
 Adjustments to reconcile net loss
     to net cash used by
     operating activities:
 Depreciation                                   -          -       8,558
 Changes in assets and liabilities:
  (Decrease)/increase
     in accounts payable                      100       (575)     10,305
  (Increase) in deposits                        -          -        (865)
  Increase in accrued interest payable        191        189       1,440
  Decrease in subsidiary
     cash upon disposal                         -          -      (1,281)
                                         _________  _________   _________
     Net Cash (Used)
      by Operating Activities             (12,181)   (10,620)    (70,042)
                                         _________  _________   _________

Cash Flows from Investing Activities:
 Acquisition of property and equipment          -          -     (69,561)
 Refund on property and equipment costs         -          -       8,990
                                         _________  _________   _________
     Net Cash Provided (Used)
      by Investing Activities                   -          -     (60,571)
                                         _________  _________   _________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance       15,010     12,600     130,762
 Proceeds from notes payable                    -          -      12,750
 Reduction in notes payable                     -          -      (6,610)
                                         _________  _________   _________
     Net Cash Provided (Used)
      by Financing Activities              15,010     12,600     136,902
                                         _________  _________   _________

Net Increase (Decrease) in Cash             2,829      1,980       6,289
Cash at Beginning of Period                 3,460      3,754           -
                                         _________  _________   _________

Cash at End of Period                    $  6,289   $  5,734    $  6,289
                                         _________  _________   _________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $      -   $      -    $      -
   Income taxes                          $      -   $      -    $      -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the nine months ended March 31, 2010:
    None.

 For the nine months ended March 31, 2009:
    None.





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

  Barossa Coffee Company, Inc. and Subsidiary (the "Company") previously sold coffee beans and espresso related beverages. The Company has not yet generated significant revenues from their planned principal operations and is considered a development stage company as defined in Accounting Standards Codification Topic 915. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Consolidation - The financial statements include the operations of Parent and its wholly-owned Subsidiary through September 30, 2006. The operations of subsidiary were discontinued effective September 30, 2006. All significant inter-company transactions have been eliminated in consolidation.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements. The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the full year.



NOTE 2 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

  Loans Payable - The Company's loan payable is due to a shareholder, has an interest rate of 6%, is due on demand, and is unsecured with a balance due of $4,240 and accrued interest of $1,214 and $1,023 at March 31, 2010 and June 30, 2009, respectively.

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

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                             For the Three         For the Nine
                             Months Ended          Months Ended
                              March 31,             March 31,
                        ____________________   ____________________
                           2010       2009        2010       2009
                        _________  _________   _________  _________
Loss from
 continuing  operations $ (5,094)  $ (2,663)   $(12,472)  $(10,234)

Loss from
 discontinued operations       -          -           -          -
                        _________  _________   _________  _________

Loss available
 to common shareholders
 (numerator)            $ (5,094)  $ (2,663)   $(12,472)  $(10,234)

                        _________  _________   _________  _________

Weighted average number
 of common shares
 outstanding used in
 loss per share during
 the period
 (denominator)          2,270,724  2,184,000   2,212,762  2,122,839
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

  On March 18, 2010 the Company sold 75,050 shares of its restricted common stock at $.10 per share of which $75 was credited to common stock and $7,430 was credited to capital in excess of par value. The stock issuance was exempt from any state or federal securities registration requirements as an isolated nonpublic sale to accredited investors.



NOTE 6 - SUBSEQUENT EVENTS

  The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and found there are none to report.

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

     Barossa was formed to open and operate, through a wholly-owned subsidiary, Alchemy Coffee Company, Inc., a retail, specialty coffee outlet. The Company opened a retail coffee outlet featuring specialty coffees in February, 2006 and utilized the experience of management in the coffee/cafe industry to specialize in the sale of the highest quality, fresh locally-roasted coffee beans and espresso related beverages; as well as organic food and baked goods, teas, juices, and specific health foods and beverages. However, even though the Company generated revenues from operations of $60,691 for the fiscal year ended June 30, 2006, and $55,047 for the quarter ended September 30, 2006, operating losses of $19,672 for the fiscal year ended June 30, 2006, and $7,009 for the quarter ended September 30, 2006, forced it to seek additional funding, which it borrowed from shareholders. Due to these continuing cash needs of Alchemy which could not be met by the Corporation, management and principal shareholders negotiated and reached a Stock Exchange Agreement on October 11, 2006, between the Corporation and Jason Briggs, manager of the coffee shop, wherein Briggs received all of the issued and outstanding common stock of Alchemy Coffee Company, Inc. in exchange for all 200,000 shares of the Corporation's common stock beneficially owned by Briggs, which were then surrendered to the Corporation and cancelled. The Company determined that since the inception of Alchemy as a wholly-owned subsidiary, $55,715 had been advanced to Alchemy and not repaid. The Corporation determined that the value of Alchemy was substantially less than the amount invested and that the 200,000 shares it received as consideration for Alchemy had at least as great a value as Alchemy and that this was the best value that could be received by the Company for Alchemy and that this transaction was in the best interests of the Company. With this transaction, the Company is not engaged in any business activities and has no operations. The Company's principal activity is to investigate potential acquisitions. There is no assurance the Company can become involved with any business venture in the future. During the fiscal year ended June 30, 2007, 200,000 shares were cancelled and 160,000 shares were issued. On November 10, 2008, 126,000 shares of common stock were issued for consideration of $12,600 cash. On December 31, 2009 the Company sold 75,050 shares of its restricted common stock at $.10 per share, and again on March 18, 2010, another 75,050 shares, bringing the current total number of outstanding shares to 2,334,100.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2009, for the fiscal year then ended. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of the fiscal year end, June 30, 2009, our internal control over financial reporting was effective.

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

(c) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report (the quarter ended March 31, 2010), that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the quarter ended March 31, 2010, the Company sold 75,050 shares of its restricted common stock at $.10 per share The stock issuance was exempt from any state or federal securities registration requirements as an isolated nonpublic sale to accredited investors. During the period covered by this report, there were no other equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

     (b) During the period covered by this report (the quarter ended March 31, 2010), there were no securities that the issuer sold by registering the securities under the Securities Act.

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

ITEM 4. (REMOVED AND RESERVED).

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

                              Barossa Coffee Company, Inc.



Date:   May 06, 2010             by:  /s/ Adam Gatto
                                   Adam Gatto, President and Director