Form 10-K
period 2010-06-30
Barossa Coffee Company, Inc.
filed 2010-09-28
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended June 30, 2010  Commission File No. 333-126514
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from           to           .

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section
229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                 Yes          No

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

The number of shares outstanding of the Issuer's common stock at June 30, 2010: 2,334,100

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

                                PART I

ITEM 1.         DESCRIPTION OF BUSINESS

     (A)  BUSINESS DEVELOPMENT.

     Barossa Coffee Company, Inc. is a small start up company that was incorporated in March 2005. In July, 2005, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register an offering, on a "best efforts minimum/maximum" basis, of up to 400,000 shares of $.001 par value common stock, at a price of $0.25 per share. The registration statement was declared effective September 20, 2005. The Company sold 298,000 shares of common stock pursuant to the offering. The offering closed November 30, 2005, and raised gross proceeds of $74,500. This increased the total issued and outstanding common stock to 2,098,000 shares as of June 30, 2006. During the fiscal year ended June 30, 2007, 200,000 shares were cancelled and 160,000 shares were issued. On November 10, 2008, 126,000 shares of common stock were issued for consideration of $12,600 cash. On December 31, 2009 the Company sold 75,050 shares of its restricted common stock at $.10 per share, and again on March 18, 2010, another 75,050 shares, bringing the current total number of outstanding shares to 2,334,100

     (B)  BUSINESS OF COMPANY.

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

ITEM 4.        (REMOVED AND RESERVED).

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

     During the fiscal year ended June 30, 2010, 150,100 shares of restricted common stock were sold by the issuer at $.10 per share, that were not registered under the Securities Act. On December 31, 2009 the Company sold 75,050 shares, and again on March 18, 2010, another 75,050 shares, bringing the current total number of outstanding shares to 2,334,100.
These stock issuances were considered exempt from Securities Act registration requirements under section 4(2), as isolated nonpublic sales to accredited investors.

     (b) During the period covered by this report (the fiscal year ended June 30, 2010), there were no securities that the issuer sold by registering the securities under the Securities Act.

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

     Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

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

ITEM 9B.  OTHER INFORMATION.

     There were no reports on Form 8-K filed during the last quarter of the fiscal year ended June 30, 2010, nor any information required to be disclosed in a report on Form 8-K, but not reported, during the fourth quarter of the year covered by this Form 10-K.

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

                         Term Served As   Positions
Name of Director    Age  Director/OfficerWith Company

Adam Gatto          48   Since inception President and Director

     Certain biographical information with respect to the officer is set forth below.

     Adam Gatto, age 48, currently (since 2002) is manager of a private equity fund primarily involved in the trading and investment of S&P 500 companies. Previously he was an Investment Portfolio Manager for high net worth individuals and institutions at Morgan Stanley from November 1997 to September 2002. He received Bachelor's degrees in Political Science and Business from the University of Utah in 1986. In conjunction with that, he also attended the University of Sienna School of International Business & Language in Italy, receiving a minor in Italian and International Finance.

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

                      SUMMARY COMPENSATION TABLE

Name And                              Other Annual      All Other
Principal  Year   Salary($) Bonus($)Compensation($)Compensation($)
Position

Adam Gatto 2010           0        0             0              0
CEO        2009           0        0             0              0
           2008           0        0             0              0

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

                           Title of   Amount & Nature of % of
Name and Address            Class     Beneficial OwnershipClass
Adam Gatto                 Common          509,000 shares21.8%
311 S State, #460
SLC, Utah 84016

Lynn Dixon                 Common          763,550 shares32.7%
311 S State, #460
SLC, UT 84111

Thomas G. Kimble           Common       763,550 shares(1)32.7%
311 S State, #440
SLC, UT 84111

All officers and           Common          509,000 shares21.8%
directors
as a group (1 person)

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

     During the fiscal years ended June 30, 2010 and 2009, the Company utilized office space at 311 South State Street, Suite 460, Salt Lake City, Utah 84111, which was provided by Lynn Dixon, a majority shareholder of the Company. The Company does not pay rent for this office space.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES
     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $8,950 for the fiscal year ended June 30, 2009, and $8,875 for the fiscal year ended June 30, 2010.

(2) AUDIT-RELATED FEES

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended June 30, 2009. and $$-0- for the fiscal year ended June 30, 2010.

(3) TAX FEES

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance,
tax advice, and tax planning was $-0-   for the fiscal year ended June 30,
2009. and $1,875 for the fiscal year ended June 30, 2010.

(4) ALL OTHER FEES

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended June 30, 2009. and $-0- for the fiscal year ended June 30, 2010

(5) PRE-APPROVAL POLICIES AND PROCEDURES

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

* previously filed

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                               JUNE 30, 2010

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Report of Independent Registered Public Accounting Firm    2


        -  Balance Sheets June 30, 2010 and June 30, 2009             3


        -  Statements of Operations, for the years ended
            June 30, 2010 and 2009 and from inception
            on March 24, 2005 through June 30, 2010                   4


        -  Statement of Stockholders' Equity (Deficit),
            from inception on March 24, 2005 through June 30, 2010    5


        -  Statements of Cash Flows, for the years ended
            June 30, 2010 and 2009 and from inception
            on March 24, 2005 through June 30, 2010                   7



        -  Notes to Financial Statements                         8 - 12

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Barossa Coffee Company, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Barossa Coffee Company, Inc. [a development stage company] as of June 30, 2010 and 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended June 30, 2010 and for the period from inception on March 24, 2005 through June 30, 2010. Barossa Coffee Company, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barossa Coffee Company, Inc. as of June 30, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2010 and for the period from inception on March 24, 2005 through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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



PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
September 27, 2010

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                              BALANCE SHEETS


                                         June 30,    June 30,
                                           2010        2009
                                       __________    _________

ASSETS

Current Assets
Cash                                   $    3,388    $   3,460
                                       __________    _________

    Total Current Assets                    3,388        3,460
                                       __________    _________
    Total Assets                       $    3,388    $   3,460
                                       __________    _________


                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable                       $    2,808    $   2,800
Interest Payable                            1,277        1,023
Loans Payable -- related parties            4,240        4,240
                                       __________    _________
    Total Current Liabilities               8,325        8,063
                                       __________    _________

Stockholders' Equity (Deficit)

Preferred stock, $.001 par value,
1,000,000 shares authorized,
no shares issued and outstanding       $        -    $       -

Common stock, $.001 par value,
50,000,000 shares
 authorized, 2,334,100 and
2,184,000 shares issued and
 outstanding, respectively                  2,334        2,184

Capital in excess of par value            128,228      113,368

(Deficit) accumulated during the
development stage                        (135,499)    (120,155)
                                       __________    _________

    Total Stockholders' Equity (Deficit)   (4,937)      (4,603)
                                       __________    _________

    Total Liabilities and
    Stockholders' Equity (Deficit)       $  3,388     $  3,460
                                       __________    _________










The accompanying notes are an integral part of these financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS
                                                            From Inception
                                              Year Ended     on March 24,
                                               June 30,      2005 Through
                                        ______________________  June 30,
                                           2010       2009      2010
                                        _________________________________
REVENUE                                 $      -    $       -  $       -

EXPENSES:
  General and administrative              15,090       13,394     78,707
                                        _________________________________

LOSS FROM OPERATIONS BEFORE
  OTHER INCOME (EXPENSE)                 (15,090)     (13,394)   (78,707)
                                        _________________________________
OTHER INCOME (EXPENSE):
  Interest expense                          (254)        (254)    (1,277)
                                        _________________________________
        Total Other Income (Expense)        (254)        (254)    (1,277)
                                        _________________________________

LOSS BEFORE INCOME TAXES                 (15,344)     (13,648)   (79,984)

CURRENT TAX EXPENSE                            -            -          -

DEFERRED TAX EXPENSE                           -            -          -
                                        _________________________________

LOSS FROM CONTINUING OPERATIONS         $(15,344)   $ (13,648) $ (79,984)
                                        _________________________________
DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued coffee
    sales business (net of
    $0 in income taxes)                        -            -    (11,087)
  Gain (loss) on disposal of
    discontinued Operations
    (net of $0 in income taxes)                -            -          -
                                        _________________________________
LOSS FROM DISCONTINUED OPERATIONS              -            -    (11,087)
                                        _________________________________
NET LOSS                                $(15,344)   $ (13,648) $ (91,071)
                                        _________________________________

LOSS PER COMMON SHARE:

 Continuing operations                  $   (.01)   $    (.01)

 Discontinued operations                       -            -
                                        ______________________

Net Loss Per Common Share               $   (.01)   $    (.01)
                                        ______________________

The accompanying notes are an integral part of these financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                     Common Stock
                                   ________________  Capital in
                                                      Excess of  Accumulated
                                  Shares     Amount   Par Value    Deficit
                                 ________   _______   _________  ___________

Balance  March 24, 2005                 -   $     -   $       -  $       -

Common Stock issued for
cash  at $.01 per share         1,800,000     1,800      16,200          -


Net Loss for the period from
March 24, 2005 (inception)
Through June 30, 2005                   -         -           -     (1,677)

                                 ________    ______    ________  __________
Balance June 30, 2005           1,800,000     1,800      16,200     (1,677)


Common Stock issued for
cash at $.25 per share, net
of offering costs of $13,348      298,000       298      60,854          -


Net loss for the year
ended June 30, 2006                     -         -           -    (19,672)
                                 ________    ______   _________  __________

Balance June 30, 2006           2,098,000     2,098      77,054    (21,349)

Common Stock redeemed
In exchange for wholly-owned
Subsidiary                       (200,000)     (200)          -    (44,428)

Common Stock issued for
cash at $.15 per share            160,000       160      23,840          -

Net loss for the year
ended June 30, 2007                     -         -           -    (25,963)
                                 ________    ______   _________  __________
Balance June 30, 2007           2,058,000     2,058     100,894    (91,740)

Net loss for the year
ended June 30, 2008                     -         -           -    (14,767)
                                _________    ______   _________  __________

Balance June 30, 2008           2,058,000     2,058     100,894   (106,507)



The accompanying notes are an integral part of these financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                [CONTINUED]




                                     Common Stock
                                   ________________  Capital in
                                                      Excess of  Accumulated
                                  Shares     Amount   Par Value    Deficit
                                 ________   _______   _________  ___________

Balance  June  30, 2008         2,058,000     2,058     100,894   (106,507)


Common Stock issued for
cash at $.10 per share            126,000       126      12,474          -


Net Loss for the year
ended June 30, 2009                     -         -           -    (13,648)

Balance June 30, 2009           2,184,000     2,184     113,368   (120,155)
                                 ________    ______   _________  __________

Common Stock issued for
cash at $.10 per share             75,050        75       7,430          -

Common Stock issued for
cash at $.10 per share             75,050        75       7,430          -

Net Loss for the year
ended June 30, 2010                     -         -           -    (15,344)
                                 ________    ______   _________  __________

Balance June 30, 2010           2,334,100   $ 2,334   $ 128,228  $(135,499)
                                 ________    ______   _________  __________





















The accompanying notes are an integral part of these financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS

                                              For the      From Inception
                                             Year Ended      on March 24,
                                              June 30,       2005 Through
                                       ______________________  June 30,
                                            2010    2009         2010
                                        _________  _________  __________
Cash Flows from Operating Activities:
 Net loss                               $(15,344)  $(13,648)  $ (91,071)
 Adjustments to reconcile net loss
   to net cash provided
   (used) by operating activities:
  Depreciation                                 -          -       8,558
  Changes in assets and liabilities:
  (Decrease)/increase
    in accounts payable                        8        500      10,213
  (Increase) in deposits                       -          -        (865)
  Increase in accrued interest payable       254        254       1,503
  (Decrease) in subsidiary
    cash upon disposal of subsidiary           -          -      (1,281)
                                        _________  _________  __________
     Net Cash Provided (Used)
       by Operating Activities           (15,082)   (12,894)    (72,943)
                                        _________  _________  __________

Cash Flows from Investing Activities:
 Acquisition of property and equipment         -          -     (69,561)
 Refund on property and equipment costs        -          -       8,990
                                        _________  _________  __________
     Net Cash Provided (Used)
       by Investing Activities                 -          -     (60,571)
                                        _________  _________  __________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance      15,010     12,600     130,762
 Proceeds from notes payable                   -          -      12,750
 Payments on notes payable                     -          -      (6,610)
                                        _________  _________  __________
     Net Cash Provided (Used)
       by Financing Activities            15,010     12,600     136,902
                                        _________  _________  __________

Net Increase (Decrease) in Cash              (72)      (294)      3,388

Cash at Beginning of the Year              3,460      3,754           -
                                        _________  _________  __________

Cash at End of the Year                  $ 3,388   $  3,460   $   3,388
                                        _________  _________  __________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $     -   $     -    $       -
   Income taxes                          $     -   $     -    $       -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the year ended June 30, 2010:
    None
 For the year ended June 30, 2009:
    None



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

  Barossa Coffee Company, Inc. and Subsidiary (the "Company") previously sold coffee beans and espresso related beverages. The Company has not yet generated significant revenues from their planned principal operations and is considered a development stage company as defined in ASC Topic No. 915. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented, in accordance with ASC Topic No. 260, "Earnings Per Share" [See Note 7].

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

  Income Taxes - The Company accounts for income taxes in accordance with ASC Topic No. 740, "Accounting for Income Taxes" [See Note 4].

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(Continued)

  Recently Enacted Accounting Standards - In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants.
  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

  Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-24 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

  The following is a summary of the results of operations of the Company's discontinued business:

                                        For the     From Inception
                                       Year Ended    on March 24,
                                        June 30,     2005 Through
                                _____________________  June 30,
                                      2010    2009       2010
                                  ________________________________
    Revenue                         $     - $     -   $ 115,738
    Cost of sales                         -       -     (48,698)
    General and administrative            -       -     (77,901)
    Other expenses                        -       -        (226)
    Loss on disposition of assets         -       -           -
                                 ________________________________
  Net loss                          $     -       -   $ (11,087)
                                 ________________________________

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2010.

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a $.001 par value. 2,334,100 shares are issued and outstanding at June 30, 2010.

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

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with ASC Topic No. 740, "Accounting for Income Taxes". ASC Topic No. 740 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2010, the Company has available unused operating loss carryforwards of approximately $80,000 which may be applied against future taxable income and which expires in various years through 2030.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $12,000 and $9,700 as of June 30, 2010 and 2009, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,300 and $2,000 during the years ended June 30, 2010 and 2009, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

  Loans Payable - The Company's loan payable is due to a shareholder, has an interest rate of 6%, is due on demand, and is unsecured with a balance due of $4,240 and accrued interest of $1,277 at June 30, 2010.

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

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS


NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:


For the year ended

                                    June 30,     June 30,
                                      2010         2009
                                   __________   __________
  Loss from continuing
   operations (numerator)          $ (15,344)   $ (13,648)

  Loss from discontinued
   operations (numerator)                  -            -

  Gain (loss) on disposal
   of discontinued
   operations  (numerator)                 -            -

                                   __________   __________
  Loss available to common
   shareholders (numerator)        $ (15,344)   $ (13,648)
                                   __________   __________

  Weighted average number
   of common shares
   outstanding used in
   loss per share during
   the period (denominator)         2,243,010   2,133,088
                                   __________   __________

  Dilutive  loss  per share was not presented, as the Company had  no  common
  equivalent  shares  for  all  periods  presented  that  would  affect   the
  computation of diluted loss per share.

  NOTE 8 - SUBSEQUENT EVENTS

  The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no events to disclose.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Barossa Coffee Company, Inc.



By:     /s/ Adam Gatto                    Date:   September 27, 2010
     Adam Gatto, President
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:       /s/ Adam Gatto                  Date:   September 27, 2010
     Adam Gatto, President
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.