Form 10-Q
period 2010-09-30
Barossa Coffee Company, Inc.
filed 2010-11-12
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2010
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

          650 N. Saddlehill Rd., Salt Lake City, Utah 84103
               (Address of principal executive offices)

                             (801) 364-9264
         (Registrant's telephone number, including area code)

         311 S. State, Suite 460, Salt Lake City, Utah 84111
    (Former name or former address, if changed since last report)

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

Number of shares outstanding of the Issuer's common stock as of September 30, 2010: 2,334,100

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

ITEM 4.  CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the quarter ended September 30, 2010). Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

     Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2010, for the fiscal year then ended.

     In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of the fiscal year ended June 30, 2010, our internal control over financial reporting was effective.

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

     (c) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report (the quarter ended September 30, 2010), that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the period covered by this report (the quarter ended September 30, 2010), there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

     (b) During the period covered by this report (the quarter ended September 30, 2010), there were no securities that the issuer sold by registering the securities under the Securities Act.

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

ITEM 4. (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION

     We have no office facilities but for now the business address of Lynn Dixon, a principal shareholder, is being used as the business address of the Company. Lynn Dixon is changing his business address to 650 N. Saddlehill Rd., Salt Lake City, Utah 84103, as of November, 2010. No reports on Form 8-K were filed during the period covered by this report.

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

                            SEPTEMBER 30, 2010

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                             PAGE



        -  Condensed Balance Sheets,
            September 30, 2010 (Unaudited) and June 30, 2010   3


        -  Unaudited Condensed Statements of Operations,
            for the three months ended September 30, 2010
            and 2009 and from inception on March 24, 2005
            through September 30, 2010                         4


        -  Unaudited Condensed Statements of Cash Flows,
            for the three months ended September 30, 2010
            and 2009 and from inception on March 24, 2005
            through September 30, 2010                         5



        -  Notes to Unaudited Condensed Financial Statements 6 - 8

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS







                                       September      June 30,
                                          30,
                                         2010           2010
                                     (Unaudited)
                                     _________       __________

ASSETS

Current Assets
Cash                                 $     581       $    3,388
                                     _________       __________

    Total Current Assets                   581            3,388
                                     _________       __________
    Total Assets                     $     581       $    3,388
                                     _________       __________

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable                     $   4,392       $    2,808
Interest Payable - related parties       1,342            1,277
Loans Payable -- related parties         4,240            4,240
                                     _________       __________
    Total Current Liabilities            9,974            8,325
                                     _________       __________
Stockholders' Equity (Deficit)

Preferred stock, $.001 par value,
 1,000,000 shares authorized,
 no shares issued and outstanding    $       -       $        -

Common stock, $.001 par value,
 50,000,000 shares authorized,
 2,334,100 shares issued
 and outstanding                         2,334            2,334

Capital in excess of par value         128,228          128,228

(Deficit) accumulated during the
development stage                     (139,955)        (135,499)
                                     _________       __________
    Total Stockholders'
      Equity (Deficit)                  (9,393)          (4,937)
                                     _________       __________
    Total Liabilities and
Stockholders' Equity (Deficit)       $     581       $    3,388
                                     _________       __________






 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                          For the Three   From Inception
                                          Months Ended     on March 24,
                                          September 30,    2005 Through
                                        __________________ September 30,
                                           2010      2009      2010
                                        ________  ________   _________
REVENUE                                 $     -   $     -    $      -

EXPENSES:
  General and administrative              4,391     6,325      83,098
                                        ________  ________   _________

LOSS FROM OPERATIONS BEFORE
  OTHER INCOME (EXPENSE)                 (4,391)   (6,325)    (83,098)
                                        ________  ________   _________
OTHER INCOME (EXPENSE):
  Interest expense                          (65)      (64)     (1,342)
                                        ________  ________   _________
     Total Other Income (Expense)           (65)      (64)     (1,342)
                                        ________  ________   _________

LOSS BEFORE INCOME TAXES                 (4,456)   (6,389)    (84,440)

CURRENT TAX EXPENSE                           -         -           -

DEFERRED TAX EXPENSE                          -         -           -
                                        ________  ________   _________

LOSS FROM CONTINUING OPERATIONS          (4,456)   (6,389)    (84,440)
                                        ________  ________   _________
DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued coffee sales
   business (net of $0
   in income taxes)                           -         -     (11,087)

  Gain (loss) on disposal of
   discontinued Operations
   (net of $0 in income taxes)                -         -           -
                                        ________  ________   _________
LOSS FROM DISCONTINUED OPERATIONS             -         -     (11,087)
                                        ________  ________   _________
NET LOSS                                $(4,456)  $(6,389)   $(95,527)
                                        ________  ________   _________

LOSS PER COMMON SHARE:

 Continuing operations                  $  (.00)  $  (.00)

 Discontinued operations                      -         -
                                        ________  ________

Net Loss Per Common Share               $  (.00)  $  (.00)
                                        ________  ________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                            For the Three    From Inception
                                            Months Ended       on March 24,
                                            September 30,      2005 Through
                                         ____________________ September 30,
                                            2010      2009        2010
                                         _________  _________   __________
Cash Flows from Operating Activities:
 Net loss                                $ (4,456)  $ (6,389)   $ (95,527)
 Adjustments to reconcile net loss
  to net cash provided
  (used) by operating activities:
   Depreciation                                                     8,558
   Changes in assets and liabilities:
   (Decrease)/increase
      in accounts payable                   1,584      3,725       11,797
   (Increase) in deposits                       -          -         (865)
   Increase in accrued interest payable        65         64        1,568
   (Decrease) in subsidiary cash
      upon disposal of Subsidiary               -          -       (1,281)
                                         _________  _________   __________
     Net Cash Provided (Used)
      by Operating Activities              (2,807)    (2,600)     (75,750)
                                         _________  _________   __________

Cash Flows from Investing Activities:
 Acquisition of property and equipment          -          -      (69,561)
 Refund on property and equipment costs         -          -        8,990
                                         _________  _________   __________
     Net Cash Provided (Used)
      by Investing Activities                   -          -      (60,571)
                                         _________  _________   __________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance            -          -      130,762
 Proceeds from notes payable                    -          -       12,750
 Payments on notes payable                      -          -       (6,610)
                                         _________  _________   __________
     Net Cash Provided (Used)
      by Financing Activities                   -          -      136,902
                                         _________  _________   __________

Net Increase (Decrease) in Cash            (2,807)    (2,600)         581

Cash at Beginning of Period                 3,388      3,460            -
                                         _________  _________  ___________

Cash at End of Period                    $    581   $    860   $      581
                                         _________  _________  ___________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $      -   $      -   $        -
   Income taxes                          $      -   $      -   $        -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the three months ended September 30, 2010
    None

  For the three months ended September 30, 2009
    None



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements. The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full year.


NOTE 2 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

  Loans Payable - The Company's loan payable is due to a shareholder, has an interest rate of 6%, is due on demand, and is unsecured with a balance due of $4,240 and accrued interest of $1,342 at September 30, 2010.

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

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                  For the three months ended
                                  September 30,   September 30,
                                     2010             2009
                                   __________     ___________
  Loss from continuing operations
       (numerator)                  $ (4,456)      $ (6,389)

  Loss from discontinued operations
       (numerator)                          -            -

  Gain (loss) on disposal of
   discontinued operations
       (numerator)                          -            -
                                   __________     ___________
  Loss available to
   common shareholders
       (numerator)                  $ (4,456)     $ (6,389)
                                   __________     ___________

  Weighted average number
   of common shares outstanding
   used in loss per share
   during the period
       (denominator)                2,334,100     2,184,000
                                   __________     ___________

  Dilutive  loss  per share was not presented, as the Company had  no  common
  equivalent  shares  for  all  periods  presented  that  would  affect   the
  computation of diluted loss per share.


NOTE 5 - SUBSEQUENT EVENTS

  On November 1, 2010, the Company sold 2,400,000 shares of its restricted common stock at $.00625 per share of which $2,400 will be credited to common stock and $12,600 will be credited to capital in excess of par value. The stock issuance was exempt from any state or federal securities registration requirements as an isolated nonpublic sale to accredited investors. The sum of $15,000 shall be paid by the purchasers by paying 1/2 down ($7,500) and balance due no later than May 1, 2011.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

  NOTE 5 - SUBSEQUENT EVENTS - CONTINUED

  The Company has evaluated other subsequent events from the balance sheet date through the date the financial statements were issued and found there are no other events to report.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Barossa Coffee Company, Inc.



Date: November 12, 2010       by: /s/ Adam Gatto
                                   Adam Gatto, President and Director