Form 10-Q/A
period 2010-09-30
Barossa Coffee Company, Inc.
filed 2010-11-23
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-Q/A

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

Number of shares outstanding of the Issuer's common stock as of November 1, 2010: 4,734,100

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

     Due to these continuing cash needs of Alchemy which could not be met by the Corporation, management and principal shareholders negotiated and reached a Stock Exchange Agreement on October 11, 2006, between the Corporation and Jason Briggs, manager of the coffee shop, wherein Briggs received all of the issued and outstanding common stock of Alchemy Coffee Company, Inc. in exchange for all 200,000 shares of the Corporation's common stock beneficially owned by Briggs, which were then surrendered to the Corporation and cancelled. The Company determined that since the inception of Alchemy as a wholly-owned subsidiary, $55,715 had been advanced to Alchemy and not repaid. The Corporation determined that the value of Alchemy was substantially less than the amount invested and that the 200,000 shares it received as consideration for Alchemy had at least as great a value as Alchemy and that this was the best value that could be received by the Company for Alchemy and that this transaction was in the best interests of the Company. With this transaction, the Company is not engaged in any business activities and has no operations. The Company's principal activity is to investigate potential acquisitions. There is no assurance the Company can become involved with any business venture in the future. During the fiscal year ended June 30, 2007, 200,000 shares were cancelled and 160,000 shares were issued. On November 10, 2008, 126,000 shares of common stock were issued for consideration of $12,600 cash. On December 31, 2009 the Company sold 75,050 shares of its restricted common stock at $.10 per share, and again on March 18, 2010, another 75,050 shares. On November 1, 2010 Barossa sold 2,400,000 shares of its common stock for $15,000.00 or $.00625 per share, bringing the current total number of outstanding shares to 4,734,100.

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

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the period covered by this report (the quarter ended September 30, 2010), there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act. On November 1, 2010 Barossa sold 2,400,000 shares of its common stock for $15,000 to pay current and anticipated expenses. The stock issuance was exempt from any state or federal securities registration requirements as an isolated nonpublic sale to accredited investors.

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

ITEM 4. (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION

     We have no office facilities but for now the business address of Lynn Dixon, a principal shareholder, is being used as the business address of the Company. Lynn Dixon is changing his business address to 650 N. Saddlehill Rd., Salt Lake City, Utah 84103, as of November, 2010. No reports on Form 8-K were filed during the period covered by this report. In lieu of any report on Form 8-K, we have disclosed the November 1, 2010 sale of 2,400,000 shares of common stock, in this quarterly report.

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

                              Barossa Coffee Company, Inc.



Date: November 23, 2010       by: /s/ Adam Gatto
                              Adam Gatto, President and Director