Form 10-Q
period 2010-12-31
Barossa Coffee Company, Inc.
filed 2011-02-11
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED:  December 31, 2010
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

Number of shares outstanding of the Issuer's common stock as of December 31, 2010: 4,734,100

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

ITEM 4.  CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the quarter ended December 31, 2010). Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

     In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of the fiscal year ended June 30, 2010, our internal control over financial reporting was effective.

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

     (c) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report (the quarter ended December 31, 2010), that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the period covered by this report (the quarter ended December 31, 2010), there were equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act. On November 1, 2010 Barossa sold 2,400,000 shares of its common stock for $15,000 to pay current and anticipated expenses. The stock issuance was exempt from any state or federal securities registration requirements as an isolated nonpublic sale to accredited investors.

     (b) During the period covered by this report (the quarter ended December 31, 2010), there were no securities that the issuer sold by registering the securities under the Securities Act.

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

ITEM 4. (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION

     We have no office facilities but for now the business address of Lynn Dixon, a principal shareholder, is being used as the business address of the Company. Lynn Dixon changed his business address to 650 N. Saddlehill Rd., Salt Lake City, Utah 84103, in November, 2010. No reports on Form 8-K were filed during the period covered by this report. In lieu of any report on Form 8-K, we have disclosed the November 1, 2010 sale of 2,400,000 shares of common stock, in this and in the previous quarterly report.

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

     (31) Certifications required by Rules 13a-14(a) or 15d-14(a).
     (32) Section 1350 Certifications

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                             DECEMBER 31, 2010

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE


        _   Unaudited Condensed Balance Sheets, December 31, 2010          2
             and June 30, 2010

        - Unaudited Condensed Statements of Operations, for the three and six months ended December 31, 2010 and 2009 and from inception on March 24, 2005 through December 31, 2010 3-4


        -   Unaudited Condensed Statements of Cash Flows,
             for the six months ended December 31, 2010 and 2009
             and from inception on March 24, 2005 through
             December 31, 2010                                            5


        -   Notes to Unaudited Condensed Financial Statements            6-8

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                     December      June
                                        31,         30,
                                       2010        2010
                                    ______        ______

ASSETS

Current Assets
Cash                                $1,689        $3,388
                                    ______        ______

    Total Current Assets             1,689         3,388
                                    ______        ______
    Total Assets
                                    $1,689        $3,388
                                    ______        ______

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities
Accounts Payable                    $  875        $2,808
Interest Payable                     1,406         1,277
Loans Payable -- related parties     4,240         4,240
                                    ______        ______
    Total Current Liabilities        6,521         8,325
                                    ______        ______

Stockholder's Equity (Deficit)
Preferred stock, $.001 par value,
1,000,000 shares authorized,
no shares issued and outstanding         -            -

Common stock, $.001 par value,
50,000,000 shares authorized,
4,734,100 and 2,334,100 shares
issued and outstanding,
respectively                         4,734        2,334

Capital in excess of par value     140,828      128,228

Subscription receivable             (7,500)           -

(Deficit) accumulated during the
development stage                 (142,894)    (135,499)
                                    ______        ______

    Total Stockholder's Deficit     (4,832)      (4,937)
                                    ______        ______
    Total Liabilities and
     Stockholder's Deficit         $ 1,689       $ 3,388
                                    ______        ______


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                    From
                           For the Three        For the Six       Inception
                           Months Ended         Months Ended     on March 24,
                           December 31,         December 31,    2005 Through
                         _________________   __________________  December 31,
                            2010     2009      2010      2009       2010
                         ________  _______   ________  ________   _________
REVENUE                  $     -   $    -    $     -   $     -    $      -
                         ________  _______   ________  ________   _________
COST OF GOODS SOLD             -        -          -         -           -
                         ________  _______   ________  ________   _________
GROSS PROFIT                   -        -          -         -           -

EXPENSES:
 General and
   administrative          2,875      925      7,267     7,250      85,973
                         ________  _______   ________  ________   _________

LOSS FROM OPERATIONS      (2,875)    (925)    (7,267)   (7,250)    (85,973)

OTHER (EXPENSE)
 Interest expense            (64)     (64)      (128)     (128)     (1,406)
                         ________  _______   ________  ________   _________
LOSS BEFORE
  INCOME TAXES            (2,939)    (989)    (7,395)   (7,378)    (87,379)

CURRENT TAX EXPENSE            -        -          -         -           -

DEFERRED TAX EXPENSE           -        -          -         -           -
                         ________  _______   ________  ________   _________

LOSS FROM CONTINUING
 OPERATIONS               (2,939)    (989)    (7,395)   (7,378)    (87,379)
                         ________  _______   ________  ________   _________

DISCONTINUED OPERATIONS:
 Loss from operations
  of discontinued coffee
  sales business (net of
  $0 in income taxes           -        -          -         -     (11,087)
 Gain (loss) on disposal
  of discontinued
  operations (net of
  $0 in income taxes)          -        -          -         -           -
                         ________  _______   ________  ________   _________

LOSS FROM DISCONTINUED
  OPERATIONS                   -        -          -         -     (11,087)
                         ________  _______   ________  ________   _________
NET LOSS                 $(2,939)  $ (989)   $(7,395)  $(7,378)   $(98,466)
                         ________  _______   ________  ________   _________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                [CONTINUED]


                           For the Three        For the Six
                           Months Ended         Months Ended
                           December 31,         December 31,
                         _________________   __________________
                            2010     2009      2010      2009
                         ________  _______   ________  ________

LOSS PER COMMON SHARE:

 Continuing operations   $  (.00)  $ (.00)   $  (.00)  $  (.00)

 Discontinued operations    (.00)    (.00)      (.00)     (.00)
                         ________  _______   ________  ________

Net Loss Per
 Common Share            $  (.00)  $ (.00)   $  (.00)  $  (.00)
                         ________  _______   ________  ________























 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                            For the Six     From Inception
                                            Months Ended     on March 24,
                                            December 31,     2005 Through
                                         __________________  December 31,
                                            2010     2009        2010
                                         ________  ________   __________
Cash Flows from Operating Activities:
 Net loss                                $(7,395)  $(7,378)   $ (98,466)
 Adjustments to reconcile net loss
   to net cash used by
   operating activities:
  Depreciation                                  -        -        8,558
  Changes in assets and liabilities:
   (Decrease)/increase in
     accounts payable                     (1,932)    4,650        8,280
   (Increase) in deposits                      -         -         (865)
   Increase in accrued interest payable       128      128        1,632
   Decrease in subsidiary
     cash upon disposal                        -         -       (1,281)
                                         ________  ________   __________
     Net Cash (Used)
         by Operating Activities          (9,199)   (2,600)     (82,142)
                                         ________  ________   __________

Cash Flows from Investing Activities:
 Acquisition of property and equipment         -         -      (69,561)
 Refund on property and equipment costs        -         -        8,990
                                         ________  ________   __________
     Net Cash Provided (Used)
         by Investing Activities               -         -      (60,571)
                                         ________  ________   __________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance       7,500     7,505      138,262
 Proceeds from notes payable                   -         -       12,750
 Reduction in notes payable                    -         -       (6,610)
                                         ________  ________   __________
     Net Cash Provided (Used)
         by Financing Activities           7,500     7,505      144,402
                                         ________  ________   __________

Net Increase (Decrease) in Cash           (1,699)    4,905        1,689
Cash at Beginning of Period                3,388     3,460            -
                                         ________  ________   __________

Cash at End of Period                    $ 1,689   $ 8,365    $   1,689
                                         ________  ________   __________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $     -   $     -    $       -
   Income taxes                          $     -   $     -    $       -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the six months ended December 31, 2010:
     Company issued a stock subscription agreement for $7,500 due and payable by May 1, 2011.

 For the six months ended December 31, 2009:
     None.



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2010 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements. The results of operations for the period ended December 31, 2010 are not necessarily indicative of the operating results for the full year.



NOTE 2 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

  Loans Payable - The Company's loan payable is due to a shareholder, has an interest rate of 6%, is due on demand, and is unsecured with a balance due of $4,240 and accrued interest of $1,406 at December 31, 2010.

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

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                                For the Three        For the Six
                                Months Ended         Months Ended
                                December 31,         December 31,
                            ____________________   ____________________
                                2010     2009        2010       2009
                            _________  _________   _________  _________
  Loss  from
    continuing operations   $ (2,939)  $   (989)   $ (7,395)  $ (7,378)

  Loss from
    discontinued operations        -          -           -          -
                            _________  _________   _________  _________
  Loss available to common
   shareholders (numerator) $ (2,939)  $   (989)   $ (7,395)  $ (7,378)

                            _________  _________   _________  _________
  Weighted average number
   of common shares
   outstanding used in
   loss per share during
   the period
   (denominator)            3,899,317  2,184,816   3,116,709  2,184,408
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

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                       NOTES TO UNAUDITED CONDENSED
                           FINANCIAL STATEMENTS

NOTE 5 - COMMON STOCK ISSUANCE - CONTINUED

  On November 1, 2010 the Company sold 2,400,000 shares of its restricted common stock at $.00625 per share of which $2,400 was credited to common stock and $12,600 was credited to capital in excess of par value. The stock issuance was exempt from any state or federal securities registration requirements as an isolated nonpublic sale to accredited investors. The sum of $7,500 was paid on November 1, 2010 by the purchasers with the balance of $7,500 being due no later than May 1, 2011.


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

                                   Barossa Coffee Company, Inc.

Date: February 10, 2011             by:  /s/ Adam Gatto
                                   Adam Gatto, President and Director