Form 10-Q
period 2011-03-31
Barossa Coffee Company, Inc.
filed 2011-05-13
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2011
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

Number of shares outstanding of the Issuer's common stock as of March 31, 2011: 4,734,100

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

ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

     Barossa Coffee Company, Inc. is a small start up company that was incorporated in March 2005, and is considered a development stage company. In July 2005, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register an offering, on a "best efforts minimum/maximum" basis, of up to 400,000 shares of $.001 par value common stock, at a price of $0.25 per share. The registration statement was declared effective September 20, 2005. The Company sold 298,000 shares of common stock pursuant to the offering. The offering closed November 30, 2005, and raised gross proceeds of $74,500.

     Barossa was formed to open and operate, through a wholly-owned subsidiary, Alchemy Coffee Company, Inc., a retail, specialty coffee outlet. The Company opened a retail coffee outlet featuring specialty coffees in February 2006 and utilized the experience of management in the coffee/cafe industry to specialize in the sale of the highest quality, fresh locally-roasted coffee beans and espresso related beverages; as well as organic food and baked goods, teas, juices, and specific health foods and beverages. However, even though the Company generated revenues from operations of $60,691 for the fiscal year ended June 30, 2006, and $55,047 for the quarter ended September 30, 2006, operating losses of $19,672 for the fiscal year ended June 30, 2006, and $7,009 for the quarter ended September 30, 2006, forced it to seek additional funding, which it borrowed from shareholders.

     Due to these continuing cash needs of Alchemy which could not be met by the Corporation, management and principal shareholders negotiated and reached a Stock Exchange Agreement on October 11, 2006, between the Corporation and Jason Briggs, manager of the coffee shop, wherein Briggs received all of the issued and outstanding common stock of Alchemy Coffee Company, Inc. in exchange for all 200,000 shares of the Corporation's common stock beneficially owned by Briggs, which were then surrendered to the Corporation and cancelled. The Company determined that since the inception of Alchemy as a wholly-owned subsidiary, $55,715 had been advanced to Alchemy and not repaid. The Corporation determined that the value of Alchemy was substantially less than the amount invested and that the 200,000 shares it received as consideration for Alchemy had at least as great a value as Alchemy and that this was the best value that could be received by the Company for Alchemy and that this transaction was in the best interests of the Company. With this transaction, the Company is not engaged in any business activities and has no operations. The Company's principal activity is to investigate potential acquisitions. There is no assurance the Company can become involved with any business venture in the future. During the fiscal year ended June 30, 2007, 200,000 shares were cancelled and 160,000 shares were issued. On November 10, 2008, 126,000 shares of common stock were issued for consideration of $12,600 cash. On December 31, 2009 the Company sold 75,050 shares of its restricted common stock at $.10 per share, and again on March 18, 2010, another 75,050 shares. On November 1, 2010 Barossa sold 2,400,000 shares of its common stock for $15,000 or $.00625 per share, bringing the current total number of outstanding shares to 4,734,100.

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

ITEM 4.  CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the quarter ended March 31, 2011). Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

     (c) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report (the quarter ended March 31, 2011), that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During the period covered by this report (the quarter ended March 31, 2011), there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

     (b) During the period covered by this report (the quarter ended March 31, 2011), there were no securities that the issuer sold by registering the securities under the Securities Act.

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

ITEM 4. (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION

     We have no office facilities but for now the business address of Lynn Dixon, a principal shareholder, is being used as the business address of the Company. Lynn Dixon changed his business address to 650 N. Saddlehill Rd., Salt Lake City, Utah 84103, in November 2010. No reports on Form 8-K were filed during the period covered by this report.

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

                              Barossa Coffee Company, Inc.



Date:   May 12, 2011               by:  /s/ Adam Gatto
                              Adam Gatto, President and Director

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2011

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                            PAGE


        _  Unaudited Condensed Balance Sheets, March 31, 2011                2
             and June 30, 2010

        -  Unaudited Condensed Statements of Operations, for the three and nine months ended March 31, 2011 and 2010 and
            from inception on March 24, 2005 through March
            31, 2011                                                        3-4


        -  Unaudited Condensed Statements of Cash Flows,
             for the nine months ended March 31, 2011 and 2010
             and from inception on March 24, 2005 through
             March 31, 2011                                                  5


        -  Notes to Unaudited Condensed Financial Statements                6-8

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                     March 31,     June 30,
                                         2011        2010
                                     __________   __________


                            ASSETS

Current Assets
Cash                                  $    414     $  3,388
                                     __________   __________

    Total Current Assets                   414        3,388
                                     __________   __________
    Total Assets                      $    414     $  3,388
                                     __________   __________

        LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities
Accounts Payable                      $  1,600     $  2,808
Interest Payable -- related parties      1,469        1,277
Loans Payable -- related parties         4,240        4,240
                                     __________   __________
    Total Current Liabilities            7,309        8,325
                                     __________   __________
Stockholder's Equity (Deficit)

Preferred stock, $.001 par value,
1,000,000 shares authorized,
no shares issued and outstanding             -            -

Common stock, $.001 par value,
50,000,000 shares authorized,
4,734,100 and 2,334,100 shares
issued and outstanding,
respectively                             4,734        2,334

Capital in excess of par value         140,828      128,228

Subscription receivable                 (7,500)           -

(Deficit) accumulated during
the development stage                 (144,957)    (135,499)
                                     __________   __________
    Total Stockholder's Deficit         (6,895)      (4,937)
                                     __________   __________
    Total Liabilities and
     Stockholder's Deficit           $     414    $   3,388
                                     __________   __________





 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                         For the Three        For the Nine
                          Months Ended        Months Ended     From Inception
                           March 31,            March 31,        on March 24,
                       __________________   ___________________  2005 Through
                          2011      2010      2011       2010   March 31, 2011
                       ________  ________   ________  _________   __________
REVENUE                $     -   $     -    $     -   $      -    $       -
                       ________  ________   ________  _________   __________
COST OF GOODS SOLD           -         -          -          -            -
                       ________  ________   ________  _________   __________
GROSS PROFIT                 -         -          -          -            -

EXPENSES:
 General and
  administrative         2,000     5,031      9,267     12,281       87,973
                       ________  ________   ________  _________   __________

LOSS FROM OPERATIONS    (2,000)   (5,031)    (9,267)   (12,281)     (87,973)

OTHER (EXPENSE)
 Interest expense          (63)      (63)      (191)      (191)      (1,469)
                       ________  ________   ________  _________   __________
LOSS BEFORE
 INCOME TAXES           (2,063)   (5,094)    (9,458)   (12,472)     (89,442)

CURRENT TAX EXPENSE          -         -          -          -            -

DEFERRED TAX EXPENSE         -         -          -          -            -
                       ________  ________   ________  _________   __________

LOSS FROM CONTINUING
 OPERATIONS             (2,063)   (5,094)    (9,458)   (12,472)     (89,442)
                       ________  ________   ________  _________   __________

DISCONTINUED OPERATIONS:
 Loss from operations
  of discontinued
  coffee sales business
  (net of $0 in income
  taxes                      -         -          -          -      (11,087)

 Gain (loss) on disposal
  of discontinued
  operations (net of
  $0 in income taxes)        -         -          -          -            -
                       ________  ________   ________  _________   __________

LOSS FROM DISCONTINUED
  OPERATIONS                 -         -          -          -      (11,087)
                       ________  ________   ________  _________   __________
NET LOSS               $(2,063)  $(5,094)   $(9,458)  $(12,472)   $(100,529)
                       ________  ________   ________  _________   __________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                [CONTINUED]


                            For the Three        For the Nine
                            Months Ended         Months Ended
                             March 31,            March 31,
                        __________________   ___________________
                           2011     2010        2011      2010
                        ________  ________   ________  _________

LOSS PER COMMON SHARE:

 Continuing operations  $  (.00)  $  (.00)   $  (.00)  $   (.01)

 Discontinued operations   (.00)     (.00)      (.00)      (.00)
                        ________  ________   ________  _________

Net Loss Per
  Common Share          $  (.00)  $  (.00)   $  (.00)  $   (.01)
                        ________  ________   ________  _________































 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       BAROSSA COFFEE COMPANY, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                              For the Nine    From Inception
                                              Months Ended      on March 24,
                                                March 31,       2005 Through
                                         ______________________   March 31,
                                            2011       2010        2011
                                         _________  __________   __________
Cash Flows from Operating Activities:
 Net loss                                $ (9,458)  $ (12,472)   $(100,529)
 Adjustments to reconcile net loss
  to net cash used by
  operating activities:
   Depreciation                                 -           -        8,558
   Changes in assets and liabilities:
    (Decrease) increase in
      accounts payable                     (1,207)        100        9,005
    (Increase) in deposits                      -           -         (865)
    Increase in accrued
      interest payable                        191         191        1,695
    Decrease in subsidiary cash
      upon disposal                             -           -       (1,281)
                                         _________  __________   __________
     Net Cash (Used)
      by Operating Activities             (10,474)    (12,181)     (83,417)
                                         _________  __________   __________

Cash Flows from Investing Activities:
 Acquisition of property and equipment          -           -      (69,561)
 Refund on property and equipment costs         -           -        8,990
                                         _________  __________   __________
     Net Cash Provided (Used)
      by Investing Activities                   -           -      (60,571)
                                         _________  __________   __________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance        7,500      15,010      138,262
 Proceeds from notes payable                    -           -       12,750
 Reduction in notes payable                     -           -       (6,610)
                                         _________  __________   __________
     Net Cash Provided (Used)
      by Financing Activities               7,500      15,010      144,402
                                         _________  __________   __________

Net Increase (Decrease) in Cash            (2,974)      2,829          414
Cash at Beginning of Period                 3,388       3,460            -
                                         _________  __________   __________

Cash at End of Period                    $    414    $  6,289   $      414
                                         _________  __________   __________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                              $      -    $      -   $        -
   Income taxes                          $      -    $      -   $        -

Supplemental Schedule of Non-cash Investing and Financing Activities:

 For the nine months ended March 31, 2011:
    The Company issued a stock subscription agreement for $7,500.

   For the nine months ended March 31, 2010:
      None.





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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results for the full year.



NOTE 2 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

  Loans Payable - The Company's loan payable is due to a shareholder, has an interest rate of 6%, is due on demand, and is unsecured with a balance due of $4,240 and accrued interest of $1,469 at March 31, 2011.

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

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share:

                             For the Three          For the Nine
                             Months Ended           Months Ended
                               March 31,              March 31,
                          ____________________   ____________________
                             2011       2010        2011      2010
                          _________  _________   _________  _________
  Loss from
   continuing operations  $ (2,063)  $ (5,094)   $ (9,458)  $(12,472)

  Loss from
   discontinued operations       -          -           -          -
                          _________  _________   _________  _________
  Loss available to
   common shareholders
   (numerator)            $ (2,063)  $ (5,094)   $ (9,458)  $(12,472)

                          _________  _________   _________  _________
  Weighted average number
   of common shares
   outstanding used in
   loss per share during
   the period
   (denominator)          4,734,100  2,270,724   3,647,969  2,212,762
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

  On November 1, 2010 the Company sold 2,400,000 shares of its restricted common stock at $.00625 per share of which $2,400 was credited to common stock and $12,600 was credited to capital in excess of par value. The stock issuance was exempt from any state or federal securities registration requirements as an isolated nonpublic sale to accredited investors. The sum of $7,500 was paid on November 1, 2010 by the purchasers and the balance of $7,500 was subsequently paid on May 11, 2011.


NOTE 6 - SUBSEQUENT EVENTS

  The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and found there are no other events to report.