Form 10-K
period 2011-06-30
Barossa Coffee Company, Inc.
filed 2011-09-28
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2011 Commission File No. 333-126514
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

   BAROSSA COFFEE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2641871
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

650 N. Saddlehill Rd., Salt Lake City, Utah 84103
(Address of principal executive offices)  (zip code)

(Registrant's telephone number, including area code):  (801) 364-9264

Securities registered pursuant to Section 12(b) of the Exchange Act:  None
Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.. Yes ___    No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___ No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   X      No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (Not applicable)[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___	Accelerated filer ___
Non-accelerated filer ___	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   X      No

Issuer's revenues for its most recent fiscal year. $ -0-
The aggregate market value of the voting stock held by non-affiliates is not determinable because of the lack of any meaningful market value quotations.  (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at June 30, 2011: 4,734,100

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

(a)  Business Development.

Barossa Coffee Company, Inc. is a small start up company that was incorporated in March 2005.  In July 2005, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register an offering, on a "best efforts minimum/maximum" basis, of up to 400,000 shares of $.001 par value common stock, at a price of $0.25 per share. The registration statement was declared effective September 20, 2005. The Company sold 298,000 shares of common stock pursuant to the offering. The offering closed November 30, 2005, and raised gross proceeds of $74,500. This increased the total issued and outstanding common stock to 2,098,000 shares as of June 30, 2006. During the fiscal year ended June 30, 2007, 200,000 shares were cancelled and 160,000 shares were issued. On November 10, 2008, 126,000 shares of common stock were issued for consideration of $12,600 cash. On December 31, 2009 the Company sold 75,050 shares of its restricted common stock at $0.10 per share, and again on March 18, 2010, another 75,050 shares. On November 1, 2010 Barossa sold 2,400,000 shares of its common stock for $15,000 or $.00625 per share, bringing the current total number of outstanding shares to 4,734,100.

(b)  Business of Company.

Barossa was formed to open and operate, through a wholly owned subsidiary, Alchemy Coffee Company, Inc., a retail, specialty coffee outlet. The Company opened a retail coffee outlet featuring specialty coffees in February 2006 and utilized the experience of management in the coffee/cafe industry to specialize in the sale of the highest quality, fresh locally roasted coffee beans and espresso related beverages; as well as organic food and baked goods, teas, juices, and specific health foods and beverages.

However, even though the Company generated revenues from operations of $60,691 for the fiscal year ended June 30, 2006, operating losses forced it to seek additional funding, which it borrowed from shareholders. Because of the continuing cash needs of Alchemy which could not be met by the Corporation, management and principal shareholders negotiated and reached a Stock Exchange Agreement on October 11, 2006, between the Corporation and Jason Briggs, manager of the coffee shop, wherein Briggs received all of the issued and outstanding common stock of Alchemy Coffee Company, Inc. in exchange for all 200,000 shares of the Corporation’s common stock beneficially owned by Briggs, which were delivered to the Corporation and cancelled. The Corporation determined that since the inception of Alchemy as a wholly-owned subsidiary of the Corporation, $55,715 has been advanced to Alchemy and not repaid. The Corporation determined that the value of Alchemy was substantially less than the amount invested and determined that the 200,000 shares it received as consideration for Alchemy had at least as great a value as Alchemy and that this was the best value that could be received by the Corporation for Alchemy and that this transaction was in the best interests of the Corporation.

With this transaction, the Company was no longer engaged in any business activities and had no operations. The Company’s principal activity is to investigate potential acquisitions. There is no assurance the Company can become involved with any business venture in the future.

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

During the fiscal year ended June 30, 2011,  2,400,000 shares of restricted common stock were sold by the issuer that were not registered under the Securities Act. On November 1, 2010 Barossa sold 2,400,000 shares of its common stock for $15,000 or $.00625 per share, bringing the current total number of outstanding shares to 4,734,100. These stock issuances were considered exempt from Securities Act registration requirements under section 4(2), as isolated nonpublic sales to accredited investors.

(b)           During the period covered by this report (the fiscal year ended June 30, 2011), there were no securities that the issuer sold by registering the securities under the Securities Act.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company has no market risk sensitive instruments entered into for trading or any other purpose.

Item 8.	Financial Statements.

See attached Financial Statements and Schedules.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

Item 9A.	Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)  Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes using accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2011, our internal control over financial reporting was effective.

An unavoidable weakness in the Company’s internal controls is that the principal executive officer and principal financial officer are the same individual, which does not allow for segregation of duties. Since the Company is a shell company, management does not feel that this has a material effect on the accuracy and completeness of our financial reporting and disclosure included in this annual report.

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

There were no reports on Form 8-K filed during the last quarter of the fiscal year ended June 30, 2011, nor any information required to be disclosed in a report on Form 8-K, but not reported, during the fourth quarter of the year covered by this Form 10-K.

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

Name of Director	Age	Term Served As Director/Officer	Positions With Company
Adam Gatto	49	Since inception	President and Director

Certain biographical information with respect to the officer is set forth below.

Adam Gatto, age 49, currently (since 2002) is manager of a private equity fund primarily involved in the trading and investment of S&P 500 companies. Previously he was an Investment Portfolio Manager for high net worth individuals and institutions at Morgan Stanley from November 1997 to September 2002. He received a Bachelor’s degree in Political Science and Business from the University of Utah in 1986. In conjunction with that, he also attended the University of Sienna School of International Business & Language in Italy, receiving a minor in Italian and International Finance.

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

SUMMARY COMPENSATION TABLE
Name And Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	All Other Compensation($)
Adam Gatto CEO	2011 2010 2009	0 0 0	0 0 0	0 0 0	0 0 0

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

The following table contains stock ownership information about officers, directors and other stockholders known to be beneficial owners of more than 5% of the registrant’s stock.   A beneficial owner of stock is any person who has or shares the power to decide how to vote or whether to dispose of the stock.

Name and Address	Title of Class	Amount & Nature of Beneficial Ownership	% of Class
Adam Gatto 650 N. Saddlehill Rd. SLC, Utah 84103	Common	1,386,275 shares	29.3%
Lynn Dixon 650 N. Saddlehill Rd. SLC, UT 84103	Common	1,386,275 shares	29.3%
Thomas G. Kimble 311 S State, #440 SLC, UT 84111	Common	1,663,550 shares(1)	35.1%
All officers and directors as a group (1 person)	Common	1,386,275 shares	29.3%
(1) Owned of record by Devonshire Partners, a limited liability company solely owned by Mr. Kimble.

The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

Item 13.	Certain Relationships and Related Transactions.

The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

           During the fiscal years ended June 30,  2011 and  2010, the Company utilized office space in Salt Lake City, Utah, which was provided by Lynn Dixon, a majority shareholder of the Company. The Company does not pay rent for this office space.

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

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $8,875 for the fiscal year ended June 30, 2010, and $8,267 for the fiscal year ended June 30, 2011 .

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements was $-0- for the fiscal year ended June 30, 2010, and $-0- for the fiscal year ended June 30, 2011.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $375   for the fiscal year ended June 30, 2010, and $300 for the fiscal year ended June 30, 2011.

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended June 30, 2010, and $-0- for the fiscal year ended June 30, 2011

(5) Pre-approval Policies and Procedures

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

JUNE 30, 2011

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Barossa Coffee Company, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Barossa Coffee Company, Inc. [a development stage company] as of June 30, 2011 and 2010 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended June 30, 2011 and for the period from inception on March 24, 2005 through June 30, 2011. Barossa Coffee Company, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barossa Coffee Company, Inc. as of June 30, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2011 and for the period from inception on March 24, 2005 through June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Barossa Coffee Company, Inc. will continue as a going concern. As discussed in Note 6 to the financial statements, Barossa Coffee Company, Inc. has incurred losses since its inception and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
September 28, 2011

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

BALANCE SHEETS

	June 30,	June 30,
	2011	2010

ASSETS

Current Assets
Cash	$3,514	$3,388
Total Current Assets	3,514	3,388
Total Assets	$3,514	$3,388

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$525	$2,808
Interest Payable -- related parties	-	1,277
Loans Payable -- related parties	-	4,240
Total Current Liabilities	525	8,325

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.001 par value, 50,000,000 shares authorized, 4,734,100 and 2,334,100 shares issued and outstanding, respectively	4,734	2,334
Capital in excess of par value	146,599	128,228
(Deficit) accumulated during the development stage	(148,344)	(135,499)
Total Stockholders’ Equity (Deficit)	2,989	(4,937)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,514	$3,388

The accompanying notes are an integral part of these financial statements.

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

STATEMENTS OF OPERATIONS

	Year Ended June 30,		From Inception on March 24, 2005 Through June 30, 2011
	2011	2010
REVENUE:	$-	$-	$-

EXPENSES:
General and administrative	12,591	15,090	91,298

LOSS FROM OPERATIONS BEFORE
OTHER INCOME (EXPENSE)	(12,591)	(15,090)	(91,298)

OTHER INCOME (EXPENSE):
Interest expense	(254)	(254)	(1,531)

Total Other Income (Expense)	(254)	(254)	(1,531)

LOSS BEFORE INCOME TAXES	(12,845)	(15,344)	(92,829)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	$(12,845)	$(15,344)	$(92,829)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued coffee
sales business (net of $0 in income taxes)	-	-	(11,087)
Gain (loss) on disposal of discontinued
Operations (net of $0 in income taxes)	-	-	-

LOSS FROM DISCONTINUED OPERATIONS	-	-	(11,087)

NET LOSS	$(12,845)	$(15,344)	$(103,916)

LOSS PER COMMON SHARE:
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	-	-
Net Loss Per Common Share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Capital in Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance March 24, 2005	-	$-	$-	$-

Common Stock issued for cash at $.01 per share	1,800,000	1,800	16,200	-

Net Loss for the period from March 24, 2005 (inception) Through June 30, 2005	-	-	-	(1,677)

Balance June 30, 2005	1,800,000	1,800	16,200	(1,677)

Common Stock issued for cash at $.25 per share, net of offering costs of $13,348	298,000	298	60,854	-

Net loss for the year ended June 30, 2006	-	-	-	(19,672)

Balance June 30, 2006	2,098,000	2,098	77,054	(21,349)

Common Stock redeemed redeemed for wholly-owned subsidiary	(200,000)	(200)	-	(44,428)

Common Stock issued for cash at $.15 per share	160,000	160	23,840	-

Net loss for the year ended June 30, 2007	-	-	-	(25,963)

Balance June 30, 2007	2,058,000	2,058	100,894	(91,740)

Net loss for the year ended June 30, 2008	-	-	-	(14,767)

Balance June 30, 2008	2,058,000	2,058	100,894	(106,507)

The accompanying notes are an integral part of these financial statements.

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

[CONTINUED]

	Common Stock		Capital in Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance June 30, 2008	2,058,000	2,058	100,894	(106,507)

Common Stock issued for cash at $.10 per share	126,000	126	12,474	-

Net Loss for the year ended June 30, 2009	-	-	-	(13,648)

Balance June 30, 2009	2,184,000	2,184	113,368	(120,155)

Common Stock issued for cash at $.10 per share	75,050	75	7,430	-

Common Stock issued for cash at $.10 per share	75,050	75	7,430	-

Net Loss for the year ended June 30, 2010	-	-	-	(15,344)

Balance June 30,2010	2,334,100	2,334	128,228	(135,499)

Common Stock issued for cash at $.00625 per share	2,400,000	2,400	12,600	-

Shareholder Contribution of loan payable and accrued interest payable	-	-	5,771	-

Net Loss for the year ended June 30, 2011	-	-	-	(12,845)

Balance June 30, 2011	$4,734,100	$4,734	$146,599	$(148,344)

The accompanying notes are an integral part of these financial statements

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For theYear Ended June 30,		From Inception on March 24, 2005 Through
	2011	2010	June 30, 2011
Cash Flows from Operating Activities:
Net loss	$(12,845)	$(15,344)	$(103,916)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	-	-	8,558
Changes in assets and liabilities:
(Decrease)/increase in accounts payable	(2,283)	8	7,930
(Increase) in deposits	-	-	(865)
Increase in accrued interest payable	254	254	1,757
(Decrease) in subsidiary cash upon disposal of subsidiary	-	-	(1,281)

Net Cash Provided (Used) by Operating Activities	(14,874)	(15,082)	(87,817)

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	-	(69,561)
Refund on property and equipment costs	-	-	8,990

Net Cash Provided (Used) by Investing Activities	-	-	(60,571)

Cash Flows from Financing Activities:
Proceeds from common stock issuance	15,000	15,010	145,762
Proceeds from notes payable	-	-	12,750
Payments on notes payable	-	-	(6,610)

Net Cash Provided (Used) by Financing Activities	15,000	15,010	151,902

Net Increase (Decrease) in Cash	126	(72)	3,514

Cash at Beginning of the Year	3,388	3,460	-

Cash at End of the Year	$3,514	$3,388	$3,514

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended June 30, 2011:
Shareholder contributed Note Payable and Accrued Interest of $5,771 at June 30, 2011 to Capital In Excess of Par Value.
For the year ended June 30, 2010:
None

The accompanying notes are an integral part of these financial statements.

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Barossa Coffee Company, Inc. (“Parent”) was organized under the laws of the State of Nevada on March 24, 2005.

Alchemy Coffee Company, Inc. (“Subsidiary”) was organized under the laws of the State of Utah on April 22, 2005 as a wholly-owned subsidiary of Parent.  In October 2006 the Parent and Subsidiary entered into an agreement to terminate their relationship.

Barossa Coffee Company, Inc. and Subsidiary (the “Company”) previously sold coffee beans and espresso related beverages.  The Company has not yet generated significant revenues from their planned principal operations and is considered a development stage company as defined in ASC Topic No. 915.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented, in accordance with ASC Topic No. 260, “Earnings Per Share” [See Note 7].

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

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes”  [See Note 4].

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(Continued)

Recently Enacted Accounting Standards – In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-09 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 – DISCONTINUED OPERATIONS

During October 2006, the Company entered into a Stock Exchange Agreement with a shareholder who was an officer and director of the Company, wherein Parent received back 200,000 shares of common stock for cancellation from the shareholder in exchange for all the issued and outstanding common stock of the Company’s subsidiary, Alchemy Coffee.  As a result of the exchange agreement, the shareholder resigned as an officer and director of the Company and the Company no longer has any ongoing business operations.

The following is a summary of the results of operations of the Company’s discontinued business:

	For the		From Inception
	Year Ended		on March 24,
	June 30,		2005 Through
	2011	2010	June 30, 2011
Revenue	$-	$-	$115,738
Cost of sales	-	-	(48,698)
General and administrative	-	-	(77,901)
Other expenses	-	-	(226)
Loss on disposition of assets	-	-	-
Net loss	$-	-	(11,087)

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at June 30, 2011.

Common Stock - The Company has authorized 50,000,000 shares of common stock with a $.001 par value.  4,734,100 shares are issued and outstanding at June 30, 2011.

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

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK – CONTINUED

Common Stock – Continued

On November 1, 2010  the Company sold 2,400,000 shares of its restricted common stock at $.00625 per share of which $2,400 was credited to common stock and $12,600 was credited to capital in excess of par value.  The stock issuance was exempt from any state or federal securities registration requirements as an isolated nonpublic sale to accredited investors.  The sum of $7,500 was paid on November 1, 2010 by the purchasers and the balance of $7,500 was paid on May 1, 2011.

On June 30, 2011 a shareholder of the Company contributed a loan payable with a balance due of $4,240 in principal and $1,531 in accrued interest for a total of $5,771 to capital in excess of par value of the Company.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes”.  ASC Topic No. 740  requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At June 30, 2011, the Company has available unused operating loss carryforwards of approximately $93,000 which may be applied against future taxable income and which expires in various years through 2031.  All tax years starting with 2008 are open for examination.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $13,900 and $12,000 as of June 30, 2011 and 2010, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,900 and $2,300 during the years ended June 30, 2011 and 2010, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

Loans Payable - The Company had a loan payable due to a shareholder which had an interest rate of 6% and a principal balance due of $4,240 and accrued interest of $1,531 which was contributed to the Company’s capital in excess of par value at June 30, 2011.

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

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the year ended
	June 30,	June 30,
	2011	2010
Loss from continuing operations
(numerator)	$(12,845)	$(15,344)
Loss from discontinued operations
(numerator)	-	-
Gain (loss) on disposal of discontinued operations
(numerator)	-	-

Loss available to common shareholders
(numerator)	$(12,845)	$(15,344)

Weighted average number of common shares outstanding used in loss per share during the period
(denominator)	3,925,333	2,243,010

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no events to disclose.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barossa Coffee Company, Inc.

By: /s/ Adam Gatto	Date: September 28, 2011
Adam Gatto, President
Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

By: /s/ Adam Gatto	Date: September 28, 2011
Adam Gatto, President
Chief Executive Officer and
Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.