Form 10-Q
period 2011-09-30
Barossa Coffee Company, Inc.
filed 2011-11-09
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: September 30, 2011
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   X      No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ____  No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer _____	Accelerated filer _______
Non-accelerated filer _____	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   X      No ____

Number of shares outstanding of the Issuer's common stock as of September 30, 2011: 4,734,100

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

Barossa was formed to open and operate, through a wholly-owned subsidiary, Alchemy Coffee Company, Inc., a retail, specialty coffee outlet. The Company opened a retail coffee outlet featuring specialty coffees in February 2006 and utilized the experience of management in the coffee/café industry to specialize in the sale of the highest quality, fresh locally- roasted coffee beans and espresso related beverages; as well as organic food and baked goods, teas, juices, and specific health foods and beverages. However, even though the Company generated revenues from operations of $60,691 for the fiscal year ended June 30, 2006, and $55,047 for the quarter ended September 30, 2006, operating losses of $19,672 for the fiscal year ended June 30, 2006, and $7,009 for the quarter ended September 30, 2006, forced it to seek additional funding, which it borrowed from shareholders.

Due to these continuing cash needs of Alchemy which could not be met by the Corporation, management and principal shareholders negotiated and reached a Stock Exchange Agreement on October 11, 2006, between the Corporation and Jason Briggs, manager of the coffee shop, wherein Briggs received all of the issued and outstanding common stock of Alchemy Coffee Company, Inc. in exchange for all 200,000 shares of the Corporation’s common stock beneficially owned by Briggs, which were then surrendered to the Corporation and cancelled. The Company determined that since the inception of Alchemy as a wholly-owned subsidiary, $55,715 had been advanced to Alchemy and not repaid. The Corporation determined that the value of Alchemy was substantially less than the amount invested and that the 200,000 shares it received as consideration for Alchemy had at least as great a value as Alchemy and that this was the best value that could be received by the Company for Alchemy and that this transaction was in the best interests of the Company. With this transaction, the Company is not engaged in any business activities and has no operations. The Company’s principal activity is to investigate potential acquisitions. There is no assurance the Company can become involved with any business venture in the future. During the fiscal year ended June 30, 2007, 200,000 shares were cancelled and 160,000 shares were issued. On November 10, 2008, 126,000 shares of common stock were issued for consideration of $12,600 cash. On December 31, 2009 the Company sold 75,050 shares of its restricted common stock at $.10 per share, and again on March 18, 2010, another 75,050 shares. On November 1, 2010 Barossa sold 2,400,000 shares of its common stock for $15,000 or $.00625 per share, bringing the current total number of outstanding shares to 4,734,100.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the quarter ended September 30, 2011). Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011, for the fiscal year then ended.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of the fiscal year ended June 30, 2011, our internal control over financial reporting was effective.

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

(c)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report (the quarter ended September 30, 2011), that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

Item 2.  Sales of Unregistered Equity Securities and Use of Proceeds

(a)	During the period covered by this report (the quarter ended September 30, 2011), there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

(b)	During the period covered by this report (the quarter ended September 30, 2011), there were no securities that the issuer sold by registering the securities under the Securities Act.

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

Exhibit Index - Exhibits not previously filed that are applicable to the period covered by this report and required by Item 601 of Regulation S-K.

(31)	Certifications required by Rules 13a-14(a) or 15d-14(a).
(32)	Section 1350 Certifications
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barossa Coffee Company, Inc.

Date: November 9, 2011	by: /s/ Adam Gatto
Adam Gatto, President and Director

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

CONTENTS
PAGE
— Condensed Balance Sheets, September 30, 2011 (Unaudited) and June 30, 2011	2

— Unaudited Condensed Statements of Operations, for the three months ended September 30, 2011 and 2010 and from inception on March 24, 2005 through September 30, 2011	3

— Unaudited Condensed Statements of Cash Flows, for the three months ended September 30, 2011 and 2010 and from inception on March 24, 2005 through September 30, 2011	4

— Notes to Unaudited Condensed Financial Statements	5-7

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2011	2011
	(Unaudited)
ASSETS

Current Assets
Cash	$3,474	$3,514
Total Current Assets	3,474	3,514
Total Assets	$3,474	$3,514

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$6,347	$525
Interest Payable -- related parties	-	-
Loans Payable -- related parties	-	-
Total Current Liabilities	6,347	525

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.001 par value, 50,000,000 shares authorized, 4,734,100 shares issued and outstanding	4,734	4,734
Capital in excess of par value	146,599	146,599
(Deficit) accumulated during the development stage	(154,206)	(148,344)
Total Stockholders' Equity (Deficit)	(2,873)	2,989
Total Liabilities and Stockholders' Equity (Deficit)	$3,474	$3,514

The accompanying notes are an integral part of these unaudited condensed financial statements.

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		From Inception on March 24, 2005 Through September 30, 2011
	2011	2010
REVENUE:	$-	$-	$-

EXPENSES:
General and administrative	5,862	4,391	97,160

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE)	(5,862)	(4,391)	(97,160)

OTHER INCOME (EXPENSE):
Interest expense	-	(65)	(1,531)

Total Other Income (Expense)	-	(65)	(1,531)

LOSS BEFORE INCOME TAXES	(5,862)	(4,456)	(98,691)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	$(5,862)	$(4,456)	$(98,691)

DISCONTINUED OPERATIONS:

Loss from operations of discontinued coffee sales business (net of $0 in income taxes)	-	-	(11,087)

Gain (loss) on disposal of discontinued Operations (net of $0 in income taxes)	-	-	-

LOSS FROM DISCONTINUED OPERATIONS	-	-	(11,087)

NET LOSS	$(5,862)	$(4,456)	$(109,778)

LOSS PER COMMON SHARE:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	-	-
Net Loss Per Common Share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30,		From Inception on March 24, 2005 Through September 30, 2011
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(5,862)	$(4,456)	$(109,778)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	-	-	8,558
Changes in assets and liabilities:
(Decrease)/increase in accounts payable	5,822	1,584	13,752
(Increase) in deposits	-	-	(865)
Increase in accrued interest payable	-	65	1,757
(Decrease) in subsidiary cash upon disposal of subsidiary	-	-	(1,281)

Net Cash Provided (Used) by Operating Activities	(40)	(2,807)	(87,857)

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	-	(69,561)
Refund on property and equipment costs	-	-	8,990

Net Cash Provided (Used) by Investing Activities	-	-	(60,571)

Cash Flows from Financing Activities:
Proceeds from common stock issuance	-		145,762
Proceeds from notes payable	-	-	12,750
Payments on notes payable	-	-	(6,610)

Net Cash Provided (Used) by Financing Activities	-	-	151,902

Net Increase (Decrease) in Cash	(40)	(2,807)	3,474

Cash at Beginning of the Year	3,514	3,388	-

Cash at End of the Year	$3,474	$581	$3,474

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the three months ended September 30, 2011:
None

For the three months ended September 30, 2010:
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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2011 audited financial statements.  The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the three months ended
	September 30	September 30,
	2011	2010
Loss from continuing operations (numerator)	$(5,862)	$(4,456)
Loss from discontinued operations (numerator)	-	-
Gain (loss) on disposal of discontinued operations (numerator)	-	-
Loss available to common shareholders (numerator)	$(5,862)	$(4,456)
Weighted average number of common shares outstanding used in loss per share during the period (denominator)	4,734,100	2,334,100

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 5 – SUBSEQUENT EVENTS

The three principal shareholders of the Company are currently negotiating to sell a sufficient number of their common shares to a third party group so as to represent 85% of the outstanding stock of the Company.  As of yet there is no written agreement, however, the potential buyers have deposited $25,000 in trust as a good faith earnest money toward the purchase of the shares for a total purchase price of $200,000.  If the transaction is consummated, the purchasers will have absolute voting control of the Company and will change current management of the Company and begin the process to acquire an active business for the Company.

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 – SUBSEQUENT EVENTS - CONTINUED

The Company has evaluated other subsequent events from the balance sheet date through the date the financial statements were issued and found there are no other events to report.