Form 10-Q
period 2011-12-31
Barossa Coffee Company, Inc.
filed 2012-02-14
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[T]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED:  December 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER:  333-126514

BAROSSA COFFEE COMPANY, INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-2641871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 N. Saddlehill Rd., Salt Lake City, Utah 84103
(Address of principal executive offices)
(801) 364-9264
(Registrant's telephone number, including area code)

(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  T     No   __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes   ✓      No   __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer __	Accelerated filer __
Non-accelerated filer ___	Smaller reporting company T

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  T     No __
Number of shares outstanding of the Issuer's common stock as of December 31, 2011: 4,734,100

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

CONTENTS
PAGE

—Condensed Balance Sheets, December 31, 2011 (Unaudited) and June 30, 2011	3

—Unaudited Condensed Statements of Operations, for the three and six months ended December 31, 2011 and 2010 and from inception on March 24, 2005 through December 31, 2011	4

—Unaudited Condensed Statements of Cash Flows, for the six months ended December 31, 2011 and 2010 and from inception on March 24, 2005 through December 31, 2011	5

—Notes to Unaudited Condensed Financial Statements	6-8

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2011	2011
	(Unaudited)
ASSETS

Current Assets
Cash	$-	$3,514
Total Current Assets	-	3,514
Total Assets	$-	$3,514

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$400	$525
Interest Payable -- related parties	-	-
Loans Payable -- related parties	2,033	-
Total Current Liabilities	2,433	525

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 4,734,100 shares issued and outstanding	4,734	4,734
Capital in excess of par value	152,224	146,599
(Deficit) accumulated during the development stage	(159,391)	(148,344)
Total Stockholders' Equity (Deficit)	(2,433)	2,989
Total Liabilities and Stockholders' Equity (Deficit)	$-	$3,514

The accompanying notes are an integral part of these unaudited condensed financial statements.

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		From Inception on March 24, 2005 Through December 31, 2011
	2011	2010	2011	2010
REVENUE:	$-	$-	$-	$-	$-

EXPENSES:
General and administrative	5,185	2,875	11,047	7,267	102,345

LOSS FROM OPERATIONS BEFORE
OTHER INCOME (EXPENSE)	(5,185)	(2,875)	(11,047)	(7,267)	(102,345)

OTHER INCOME (EXPENSE):
Interest expense	-	(64)	-	(128)	(1,531)

Total Other Income (Expense)	-	(64)	-	(128)	(1,531)

LOSS BEFORE INCOME TAXES	(5,185)	(2,939)	(11,047)	(7,395)	(103,876)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(5,185)	(2,939)	(11,047)	(7,395)	(103,876)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued coffee
sales business (net of $0 in income taxes)	-	-	-	-	(11,087)
Gain (loss) on disposal of discontinued
Operations (net of $0 in income taxes)	-	-	-	-	-

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(11,087)

NET LOSS	$(5,185)	$(2,939)	$(11,047)	$(7,395)	$(114,963)

LOSS PER COMMON SHARE:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	-	-	-	-
Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31,		From Inception on March 24, 2005 Through December 31, 2011
	2011	2010	2011
Cash Flows from Operating Activities:
Net loss	$(11,047)	$(7,395)	$(114,963)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Depreciation	-	-	8,558
Changes in assets and liabilities:
(Decrease)/increase in accounts payable	(125)	(1,932)	7,805
(Increase) in deposits	-	-	(865)
Increase in accrued interest payable	-	128	1,757
(Decrease) in subsidiary cash upon disposal of subsidiary	-	-	(1,281)

Net Cash Provided (Used) by Operating Activities	(11,172)	(9,199)	(98,989)

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	-	(69,561)
Refund on property and equipment costs	-	-	8,990

Net Cash Provided (Used) by Investing Activities	-	-	(60,571)

Cash Flows from Financing Activities:
Proceeds from common stock issuance & contributions to capital	5,625	7,500	151,387
Proceeds from notes payable	2,033	-	14,783
Payments on notes payable	-	-	(6,610)

Net Cash Provided (Used) by Financing Activities	7,658	7,500	159,560

Net Increase (Decrease) in Cash	(3,514)	(1,699)	-

Cash at Beginning of the Year	3,514	3,388	-

Cash at End of the Year	$-	$1,689	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the six months ended December 31, 2011:
None

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2011  have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2011 audited financial statements.  The results of operations for the period ended December 31, 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

Loans Payable - The Company has an advance payable to a shareholder which is due on demand and unsecured with a balance due of $2,033 at December 31, 2011.  This balance was subsequently paid in January 2012.

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

NOTE 4 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,

	2011	2010	2011	2010

Loss from continuing operations	$(5,185)	$(2,939)	$(11,047)	$(7,395)

Loss from discontinued operations	-	-	-	-

Loss available to common shareholders (numerator)	$(5,185)	$(2,939)	$(11,047)	$(7,395)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	4,734,100	3,899,317	4,734,100,100	3,116,709

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 5 – CAPITAL STOCK

On November 1, 2010  the Company sold 2,400,000 shares of its restricted common stock at $.00625 per share of which $2,400 was credited to common stock and $12,600 was credited to capital in excess of par value.  The stock issuance was exempt from any state or federal securities registration requirements as an isolated nonpublic sale to accredited investors.  The sum of $7,500 was paid on November 1, 2010 by the purchasers with the remaining balance of $7,500 being paid on May 1, 2011.

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENTS

NOTE 5 – CAPITAL STOCK

On June 30, 2011 a shareholder of the Company contributed a loan receivable from the company with a balance due of $4,240 in principal and $1,531 in accrued interest for a total of $5,771 to capital in excess of par value of the Company.

On December 21, 2011 a shareholder of the Company contributed $5,625 to capital in excess of par value of the Company.

NOTE 6 – SUBSEQUENT EVENTS

On January 13, 2012 shareholders of the Company contributed $9,375 to capital in excess of par value of the Company.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the quarter ended December 31, 2011). Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

(c)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report (the quarter ended December 31, 2011), that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

Item 2.  Sales of Unregistered Equity Securities and Use of Proceeds

(a)	During the period covered by this report (the quarter ended December 31, 2011), there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

(b)	During the period covered by this report (the quarter ended December 31, 2011), there were no securities that the issuer sold by registering the securities under the Securities Act.

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

(31) Certifications required by Rules 13a-14(a) or 15d-14(a).
(32) Section 1350 Certifications
(101.ins) XBRL Instance Document
(101.xsd) XBRL Schema Document
(101.cal) XBRL Calculation Linkbase Document
(101.def) XBRL Definition Linkbase Document
(101.lab) XBRL Label Linkbase Document
(101.pre) XBRL Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barossa Coffee Company, Inc.

Date: February 14, 2012	by: /s/ Adam Gatto
Adam Gatto, President and Director