Form 10-Q
period 2012-03-31
Barossa Coffee Company, Inc.
filed 2012-05-15
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: March 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 333-126514

BAROSSA COFFEE COMPANY, INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-2641871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 N. Saddlehill Rd., Salt Lake City, Utah 84103
(Address of principal executive offices)

(801) 364-9264
(Registrant's telephone number, including area code)

______________________________________________
(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   X     No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes   X     No ___

Number of shares outstanding of the Issuer's common stock as of March 31, 2012: 4,734,100

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

CONTENTS
PAGE

—Condensed Balance Sheets, March 31, 2012 (Unaudited) and June 30, 2011	1

—Unaudited Condensed Statements of Operations, or the three and nine months ended March 31, 2012 and 2011 and from inception on March 24, 2005 through March 31, 2012	2

—Unaudited Condensed Statements of Cash Flows, for the nine months ended March 31, 2012 and 2011 and from inception on March 24, 2005 through March 31, 2012	3

—Notes to Unaudited Condensed Financial Statements	5-6

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

CONDENSED BALANCE SHEETS

	March 31, 2012	June 30, 2011
	(Unaudited)
ASSETS

Current Assets
Cash	$5,807	$3,514
Total Current Assets	5,807	3,514
Total Assets	$5,807	$3,514

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$2,725	$525
Total Current Liabilities	2,725	525

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 4,734,100 shares issued and outstanding	4,734	4,734
Capital in excess of par value	161,599	146,599
(Deficit) accumulated during the development stage	(163,251)	(148,344)
Total Stockholders' Equity (Deficit)	3,082	2,989
Total Liabilities and Stockholders' Equity (Deficit)	$5,807	$3,514

The accompanying notes are an integral part of these unaudited condensed financial statements.

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		From Inception on March 24, 2005 Through March 31,
	2012	2011	2012	2011	2012
REVENUE:	$-	$-	$-	$-	$-

EXPENSES:
General and administrative	3,860	2,000	14,907	9,267	106,205

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE)	(3,860)	(2,000)	(14,907)	(9,267)	(106,205)

OTHER INCOME (EXPENSE):
Interest expense	-	(63)	-	(191)	(1,531)

Total Other Income (Expense)	-	(63)	-	(191)	(1,531)

LOSS BEFORE INCOME TAXES	(3,860)	(2,063)	(14,907)	(9,458)	(107,736)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(3,860)	(2,063)	(14,907)	(9,458)	(107,736)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued coffee sales business (net of $0 in income taxes)	-	-	-	-	(11,087)

Gain (loss) on disposal of discontinued operations (net of $0 in income taxes)	-	-	-	-	-

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(11,087)

NET LOSS	$(3,860)	$(2,063)	$(14,907)	$(9,458)	$(118,823)

LOSS PER COMMON SHARE:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31,		From Inception on March 24, 2005 Through March 31,
	2012	2011	2012
Cash Flows from Operating Activities:
Net loss	$(14,907)	$(9,458)	$(118,823)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	-	-	8,558
Changes in assets and liabilities:
(Decrease)/increase in accounts payable	2,200	(1,207)	10,130
(Increase) in deposits	-	-	(865)
Increase in accrued interest payable	-	191	1,757
(Decrease) in subsidiary cash upon disposal of subsidiary	-	-	(1,281)

Net Cash Provided (Used) by Operating Activities	(12,707)	(10,474)	(100,524)

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	-	(69,561)
Refund on property and equipment costs	-	-	8,990

Net Cash Provided (Used) by Investing Activities	-	-	(60,571)

Cash Flows from Financing Activities:
Proceeds from common stock issuance & contributions to capital	15,000	7,500	160,762
Proceeds from notes payable	2,033	-	14,783
Payments on notes payable	(2,033)	-	(8,643)

Net Cash Provided (Used) by Financing Activities	15,000	7,500	166,902

Net Increase (Decrease) in Cash	2,293	(2,974)	5,807

Cash at Beginning of the Year	3,514	3,388	-

Cash at End of the Year	$5,807	$414	$5,807

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the nine months ended March 31, 2012:
None

For the nine months ended March 31, 2011:
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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012  have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2011 audited financial statements.  The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

Loans Payable – On January 13, 2012, the Company paid off a loan payable to a shareholder in the amount of $2,033.

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

NOTE 4 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011

Loss from continuing operations	$(3,860)	$(2,063)	$(14,907)	$(9,458)

Loss from discontinued operations	-	-	-	-
Loss available to common shareholders (numerator)	$(3,860)	$(2,063)	$(14,907)	$(9,458)
Weighted average number of common shares outstanding used in loss per share during the period (denominator)	4,734,100	4,734,100	4,734,100	3,647,969

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

Item 4.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the quarter ended March 31, 2012). Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

(c)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report (the quarter ended March 31, 2012), that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

Item 2.  Sales of Unregistered Equity Securities and Use of Proceeds

(a)	During the period covered by this report (the quarter ended March 31, 2012), there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

(b)	During the period covered by this report (the quarter ended March 31, 2012), there were no securities that the issuer sold by registering the securities under the Securities Act.

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

Exhibit Index - Exhibits not previously filed that are applicable to the period covered by this report and required by Item 601 of Regulation S-K.

31	Certifications required by Rules 13a-14(a) or 15d-14(a).

32	Section 1350 Certifications

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barossa Coffee Company, Inc.

Date: May 14, 2012	by: /s/ Adam Gatto
Adam Gatto, President and Director