Form 10-K
period 2012-06-30
Barossa Coffee Company, Inc.
filed 2012-09-27
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2012

Commission File No. 333-126514

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to               .

BAROSSA COFFEE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-264187
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

311 South State St. #440, Salt Lake City, Utah 84111
(Address of principal executive offices)  (zip code)

(Registrant's telephone number, including area code):  (801) 531-0066

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

Large accelerated filer _______	Accelerated filer ______
Non-accelerated filer _______	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X     No ____

Issuer's revenues for its most recent fiscal year. $ -0-

The aggregate market value of the voting stock held by non-affiliates is not determinable because of the lack of any meaningful market value quotations.  (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at June 30, 2012: 4,734,100.

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

(b)  Business of Company.

Barossa was formed to open and operate, through a wholly owned subsidiary, Alchemy Coffee Company, Inc., a retail, specialty coffee outlet. The Company opened a retail coffee outlet featuring specialty coffees in February, 2006 and utilized the experience of management in the coffee/café industry to specialize in the sale of the highest quality, fresh locally- roasted coffee beans and espresso related beverages; as well as organic food and baked goods, teas, juices, and specific health foods and beverages.

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

On August 30, 2012, the Registrant entered into an agreement to acquire all of the outstanding common stock of eCareer, Inc. (ECI), a Florida corporation, in exchange for 4,260,690 shares of the Registrant's common stock which shares will represent 90% of the Registrant's common stock upon completion of the transaction (Closing). In addition, ECI will pay $245,000 for the Registrant's common stock. Thus, at Closing ECI will become a wholly-owned or controlled subsidiary of the Registrant, however, the Registrant will be a holding company and all business operations will be conducted through ECI.

The current sole officer and director of the Registrant will resign at Closing and persons designated by ECI will be appointed as management of the Registrant and the Registrant will change its office location to that currently maintained by ECI. At Closing Registrant will change its corporate name to ECI Holdings, Inc.

The Agreement also provides that the Registrant will redeem 4,260,690 of its currently outstanding shares of common stock from its 3 principal stockholders for $215,000, all of which funds will come from the monies paid by ECI for the Registrant's common stock.

$20,000 of the $245,000 was paid by ECI  upon execution of the Agreement on August 30, 2012, and 4 additional non-refundable installments of $10,000 each are to be paid by ECI through December 15, 2012. The Agreement provides that the Closing must take place on or before December 31, 2012.

No assurance can be given that the transaction will be completed. Furthermore, the Closing is contingent upon ECI being able to raise the funds to pay the full $245,000 and to complete an audit of its financial statements by December 31, 2012. Management of the Registrant is unable to conclude that it is more likely than not that the transaction will be completed.

The Registrant is a shell corporation as defined by the SEC. ECI is a start-up, development stage company that has not yet commenced revenue producing operations and no assurance can be offered that it will ever be able to generate revenues or be successful in its proposed endeavors.

ECI was formerly known as eCareer Connections, Inc., formed in October 2009.  Its stated goal is to provide a profession-specific, interactive “branded” online environment for organizations, job seekers and passive employment candidates in order to improve and expand its “Talent Acquisition System”. This is intended to combine a career-specific content-rich online community with a career-specific and branded professional group and social networking environment.

These profession-specific verticals are intended to be the core of  ECI's Talent Acquisition System. Each vertical represents a limited talent sphere combining online professional/social interaction and occupation-specific career content.

Information about education, industry events, industry trends, industry news and other areas related to the specific profession are provided in each industry vertical. Each vertical becomes a job board, personalized career center and professional and social network, fully integrated through a website and connected to branded professional and well-known general social networks on, as well as within, narrowly specialized networks on and other online communities.

Employees

Effective August 20, 2012, Adam Gatto resigned as the President, Secretary/Treasurer and as the sole director of the Corporation. The resignation was due to other pressing time commitments of Mr. Gatto. Also, effective August 20, 2012, Thomas G. Kimble was appointed to serve as President, Secretary/Treasurer, and as the sole director of the Corporation by written consent of the shareholders of the Corporation holding in excess of a majority of the outstanding shares of common stock of the Corporation. Mr. Kimble is the largest shareholder of the Corporation, owning 35.14% of the outstanding shares.

Mr. Kimble, age 66, has been a controlling shareholder of the Corporation since its inception. Mr. Kimble retired in 2011 as a securities attorney after practicing law for 38 years in private practice. He will serve as the sole officer and director of the Corporation until a successor is appointed.

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

 We have no office facilities. Since its inception, the Company has been provided a mailing address by a majority shareholder of the Company. The Company never has paid or been assessed any fees for this service .

Item 3.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no action has been threatened by or against the Company.

Item 4.	Mine Safety Disclosure.

 N/A
PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

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

On August 30, 2012, the Registrant entered into an agreement to acquire all of the outstanding common stock of eCareer, Inc. (ECI), a Florida corporation, in exchange for 4,260,690 shares of the Registrant's common stock which shares will represent 90% of the Registrant's common stock upon completion of the transaction (Closing). In addition, ECI will pay $245,000 for the Registrant's common stock. Thus, at Closing ECI will become a wholly-owned or controlled subsidiary of the Registrant, however, the Registrant will be a holding company and all business operations will be conducted through ECI. These stock issuances are considered exempt from Securities Act registration requirements under section 4(2), as isolated nonpublic sales to accredited investors.

(b)           During the period covered by this report (the fiscal year ended June 30, 2012), there were no securities that the issuer sold by registering the securities under the Securities Act.

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

The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture other than the ECI proposed acquisition referred to previously, and there is no assurance when or that the Company will identify any other business venture suitable for acquisition in the future. Further, there is no assurance the Company will be successful in consummating ECI, or any other acquisition on favorable terms or that it will be able to profitably manage ECI or any other business venture it acquires.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2012, our internal control over financial reporting was effective.

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

There were no reports on Form 8-K filed during the last quarter of the fiscal year ended June 30, 2012, nor any information required to be disclosed in a report on Form 8-K, but not reported, during the fourth quarter of the year covered by this Form 10-K.

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

Name of Director	Age	Term Served As Director/Officer	Positions With Company
Thomas G. Kimble	66	Since August 20, 2012	President and Director

Certain biographical information with respect to the officer is set forth below.

Effective August 20, 2012, Adam Gatto resigned as the President, Secretary/Treasurer and as the sole director of the Corporation. The resignation was due to other pressing time commitments of Mr. Gatto. Also, effective August 20, 2012, Thomas G. Kimble was appointed to serve as President, Secretary/Treasurer, and as the sole director of the Corporation by written consent of the shareholders of the Corporation holding in excess of a majority of the outstanding shares of common stock of the Corporation. Mr. Kimble is the largest shareholder of the Corporation, owning 35.14% of the outstanding shares.

Mr. Kimble, age 66, has been a controlling shareholder of the Corporation since its inception. Mr. Kimble retired in 2011 as a securities attorney after practicing law for 38 years in private practice. He will serve as the sole officer and director of the Corporation until a successor is appointed.

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

SUMMARY COMPENSATION TABLE

Name And Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	All Other Compensation($)
Thomas G. Kimble	2012	0	0	0	0
Pres. & CEO	2011	0	0	0	0
	2010	0	0	0	0

Adam Gatto	2012	0	0	0	0
former Pres. & CEO	2011	0	0	0	0
	2010	0	0	0	0

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

Name and Address	Title of Class	Amount & Nature of Beneficial Ownership	% of Class
Adam Gatto 311 S State, #460 SLC, Utah 84016	Common	1,386,275 shares	29.28%

Lynn Dixon 311 S State, #460 SLC, UT 84111	Common	1,386,275 shares	29.28%

Thomas G. Kimble 311 S State, #440 SLC, UT 84111	Common	1,663,550 shares(1)	35.14%

All officers and directors as a group (1 person)	Common	1,663,550 shares	35.14%

(1)  Owned of record by Devonshire Partners, a limited liability company solely owned by Mr. Kimble.

The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

Item 13.	Certain Relationships and Related Transactions.

The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

Since its inception, the Company has been provided a mailing address by a majority shareholder of the Company. The Company never has paid or been assessed any fees for this service .

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

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $8,267 for the fiscal year ended June 30, 2011 , and $9,923 for the fiscal year ended June 30, 2012 .

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements was $-0- for the fiscal year ended June 30, 2011, and $ -0- for the fiscal year ended June 30, 2012.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $ 300  for the fiscal year ended June 30, 2011, and $ -0- for the fiscal year ended June 30, 2012.

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $ -0- for the fiscal year ended June 30, 2011, and $ -0- for the fiscal year ended June 30, 2012

(5) Pre-approval Policies and Procedures

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

Exhibits required by Item 601 of Regulation S-K.

Exhibit Index - Exhibits not previously filed that are applicable to the period covered by this report and required by Item 601 of Regulation S-K.

SEC No.	Document	Exhibit No.
10	Material contracts
	Stock Exchange Agreement with Jason Briggs	*
10	Agreement and Plan of Reorganization	*
Between Barossa Coffee Company, Inc. and eCareer, Inc.
31	Certifications required by Rules 13a-14(a) or 15d-14(a).
32	Section 1350 Certifications

* previously filed

101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

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

Barossa Coffee Company, Inc.

By: /s/ Thomas G. Kimble	Date: September 27, 2012
Thomas G. Kimble , President
Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

By: /s/ Thomas G. Kimble	Date: September 27, 2012
Thomas G. Kimble , President
Chief Executive Officer and
Chief Financial Officer

BAROSSA COFFEE COMPANY, INC.

[A Development Stage Company]

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Barossa Coffee Company, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Barossa Coffee Company, Inc. [a development stage company] as of June 30, 2012 and 2011 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended June 30, 2012 and for the period from inception on March 24, 2005 through June 30, 2012. Barossa Coffee Company, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barossa Coffee Company, Inc. as of June 30, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2012 and for the period from inception on March 24, 2005 through June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
September 27, 2012

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

BALANCE SHEETS

	June 30, 2012	June 30, 2011

ASSETS

Current Assets
Cash	$1,735	$3,514
Total Current Assets	1,735	3,514
Total Assets	$1,735	$3,514

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$2,645	$525
Total Current Liabilities	2,645	525

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 4,734,100 shares issued and outstanding	4,734	4,734
Capital in excess of par value	161,599	146,599
(Deficit) accumulated during the development stage	(167,243)	(148,344)
Total Stockholders' Equity (Deficit)	(910)	2,989
Total Liabilities and Stockholders' Equity (Deficit)	$1,735	$3,514

The accompanying notes are an integral part of these financial statements.

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

STATEMENTS OF OPERATIONS

	Year Ended June 30,		From Inception on March 24, 2005 Through June 30, 2012
	2012	2011
REVENUE:	$-	$-	$-

EXPENSES:
General and administrative	18,899	12,591	110,197

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE)	(18,899)	(12,591)	(110,197)

OTHER INCOME (EXPENSE):
Interest expense	-	(254)	(1,531)

Total Other Income (Expense)	-	(254)	(1,531)

LOSS BEFORE INCOME TAXES	(18,899)	(12,845)	(111,728)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(18,899)	(12,845)	(111,728)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued coffee sales business (net of $0 in income taxes)	-	-	(11,087)

Gain (loss) on disposal of discontinued operations (net of $0 in income taxes)	-	-	-

LOSS FROM DISCONTINUED OPERATIONS	-	-	(11,087)

NET LOSS	$(18,899)	$(12,845)	$(122,815)

LOSS PER COMMON SHARE:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
Net Loss Per Common Share	$(0.00)	$(0.00)

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

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

[CONTINUED]

	Common Stock		Capital in
			Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance June 30, 2008	2,058,000	2,058	100,894	(106,507)

Common Stock issued for cash at $.10 per share	126,000	126	12,474	-

Net loss for the year ended June 30, 2009	-	-	-	(13,648)

Balance June 30, 2009	2,184,000	2,184	113,368	(120,155)

Common Stock issued for cash at $.10 per share	75,050	75	7,430	-

Common Stock issued for cash at $.10 per share	75,050	75	7,430	-

Net loss for the year ended June 30, 2010	-	-	-	(15,344)

Balance June 30, 2010	2,334,100	2,334	128,228	(135,499)

Common Stock issued for cash at $.0625 per share	2,400,000	2,400	12,600	-

Shareholder Contribution of loan payable and accrued interest payable	-	-	5,771	-

Net loss for the year ended June 30, 2011	-	-	-	(12,845)

Balance June 30, 2011	4,734,100	4,734	146,599	(148,344)

Shareholder Contribution of cash	-	-	5,625	-

Shareholder Contribution of cash	-	-	9,375	-

Net loss for the year ended June 30, 2012	-	-	-	(18,899)

Balance June 30, 2012	4,734,100	$4,734	$161,599	$(167,243)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,		From Inception on March 24, 2005 Through June 30, 2012
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(18,899)	$(12,845)	$(122,815)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	-	-	8,558
Changes in assets and liabilities:
(Decrease)/increase in accounts payable	2,120	(2,283)	10,050
(Increase) in deposits	-	-	(865)
Increase in accrued interest payable	-	254	1,757
(Decrease) in subsidiary cash upon disposal of subsidiary	-	-	(1,281)

Net Cash Provided (Used) by Operating Activities	(16,779)	(14,874)	(104,596)

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	-	(69,561)
Refund on property and equipment costs	-	-	8,990

Net Cash Provided (Used) by Investing Activities	-	-	(60,571)

Cash Flows from Financing Activities:
Proceeds from common stock issuance & contributions to capital	15,000	15,000	160,762
Proceeds from notes payable	2,033	-	14,783
Payments on notes payable	(2,033)	-	(8,643)

Net Cash Provided (Used) by Financing Activities	15,000	15,000	166,902

Net Increase (Decrease) in Cash	(1,779)	126	1,735

Cash at Beginning of the Year	3,514	3,388	-

Cash at End of the Year	$1,735	$3,514	$1,735

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the year ended June 30, 2012:
None

For the year ended June 30, 2011:
Shareholder contributed Note Payable and Accrued Interest of $5,771 at June 30, 2011 to Capital in Excess of Par Value

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

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes”  [See Note 4].

Fair Value of Financial Instruments – The Company estimates that the fair value of all financial instruments does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets because of the short-term maturity of these financial instruments.

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(Continued)

Recently Enacted Accounting Standards –The FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (“ASU”) ASU’s No. 2009-2 through ASU No. 2012-03 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

The following is a summary of the results of operations of the Company’s discontinued business:

			From inception on
	For the Year Ended June 30,		March 24, 2005 through
	2012	2011	June 30, 2012
Revenue	$-	$-	$115,738
Cost of sales	-	-	(48,698)
General and administrative	-	-	(77,901)
Other expenses	-	-	(226)
Loss on disposition of assets	-	-	-
Net loss	$-	$-	$(11,087)

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at June 30, 2012.

Common Stock - The Company has authorized 50,000,000 shares of common stock with a $.001 par value.  4,734,100 shares are issued and outstanding at June 30, 2012.

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

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK – CONTINUED

Common Stock – Continued

On June 30, 2011 a shareholder of the company contributed a loan payable from the company with a balance due of $4,240 in principal and $1,531 in accrued interest for a total of $5,771 to capital in excess of par value of the Company.

On December 21, 2011 a shareholder of the Company contributed $5,625 to capital in excess of par value of the Company.

On January 13, 2012 shareholders of the Company contributed $9,375 to capital in excess of par value of the Company.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes”.  ASC Topic No. 740  requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At June 30, 2012, the Company has available unused operating loss carryforwards of approximately $111,700 which may be applied against future taxable income and which expires in various years through 2032.  All tax years starting with 2009 are open for examination.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $16,800 and $13,900 as of June 30, 2012 and 2011, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,900 and $1,900 during the years ended June 30, 2012 and 2011, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation – The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

Loans Payable - The Company’s loan payable due to a shareholder which had an interest rate of 6% and a balance due of $4,240 and accrued interest of $1,531 was contributed to the Company’s capital in excess of par value at June 30, 2011.

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

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the Year Ended Junr 30,
	2012	2011

Loss from continuing operations (numerator)	$(18,899)	$(12,845)
Loss from discountinued operations (numerator)	-	-
Gain (loss) disposal of discontinued operations (numerator)	-	-
Loss available to common shareholders (numerator)	$(18,899)	$(12,845)
Weighted average number of common shares outstanding used in loss per share during the period (denominator)	4,734,100	3,925,333

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 – SUBSEQUENT EVENTS

On August 30, 2012, the Company entered into an agreement to acquire all of the outstanding common stock of eCareer, Inc. (ECI), a Florida corporation, in exchange for 4,260,690 shares of the Company’s common stock which shares will represent 90% of the Company’s common stock upon completion of the transaction (Closing). In addition, ECI will pay $245,000 for the Company’s common stock. Thus, at Closing ECI will become a wholly-owned or controlled subsidiary of the Company, however, the Registrant will be a holding company and all business operations will be conducted through ECI.

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – SUBSEQUENT EVENTS - CONTINUED

The current sole officer and director of the Company will resign at Closing and persons designated by ECI will be appointed as management of the Company and the Compay will change its office location to that currently maintained by ECI. At Closing the Company will change its corporate name to ECI Holdings, Inc.

The Agreement also provides that the Company will redeem 4,260,690 of its currently outstanding shares of common stock from its 3 principal stockholders for $245,000, all of which funds will come from the monies paid by ECI for the Company’s common stock.

Payment provisions called for a $20,000 to be paid by ECI  upon execution of the Agreement on August 30, 2012, and 4 additional non-refundable installments of $10,000 each are to be paid by ECI through December 15, 2012. The Agreement provides that the Closing must take place on or before December 31, 2012 where the remaining $185,00 will be due.

No assurance can be given that the transaction will be completed. Furthermore, the Closing is contingent upon ECI being able to raise the funds to pay the full $245,000 and to complete an audit of its financial statements by December 31, 2012. Management of the Company is unable to conclude that it is more likely than not that the transaction will be completed.

The Company is a shell corporation as defined by the SEC. ECI is a start-up, development stage company that has not yet commenced revenue producing operations and no assurance can be offered that it will ever be able to generate revenues or be successful in its proposed endeavors.

ECI was formerly known as eCareer Connections, Inc., formed in October 2009.  Its stated goal is to provide a profession-specific, interactive “branded” online environment for organizations, job seekers and passive employment candidates in order to improve and expand its “Talent Acquisition System”. This is intended to combine a career-specific content-rich online community with a career-specific and branded professional group and social networking environment.

These profession-specific verticals are intended to be the core of  ECI's Talent Acquisition System. Each vertical represents a limited talent sphere combining online professional/social interaction and occupation-specific career content.

Information about education, industry events, industry trends, industry news and other areas related to the specific profession are provided in each industry vertical. Each vertical becomes a job board, personalized career center and professional and social network, fully integrated through a website and connected to branded professional and well-known general social networks on, as well as within, narrowly specialized networks on and other online communities.

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and found there were no other events to report.