Form 10-Q
period 2012-09-30
Barossa Coffee Company, Inc.
filed 2012-11-14
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED:  September 30, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER:  333-126514

BAROSSA COFFEE COMPANY, INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-2641871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 South State ST. #440, Salt Lake City, Utah 84111
(Address of principal executive offices)

(801) 531-0066
(Registrant's telephone number, including area code)

(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ✓     No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ✓     No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ______	Accelerated filer _______
Non-accelerated filer ______	Smaller reporting company ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ✓     No _____

Number of shares outstanding of the Issuer's common stock as of September 30, 2012: 4,734,100

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plan of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

CONTENTS
Page

—Condensed Balance Sheets, September 30, 2012 (Unaudited) and June 30, 2012	3

—Unaudited Condensed Statements of Operations, for the three months ended September 30, 2012 and 2011 and from inception on March 24, 2005 through September 30, 2012	4

—Unaudited Condensed Statements of Cash Flows, for the three months ended September 30, 2012 and 2011 and from inception on March 24, 2005 through September 30, 2012	5

—Notes to Unaudited Condensed Financial Statements	6-8

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2012	2012
	(Unaudited)
ASSETS

Current Assets
Cash	$29,265	$1,735
Total Current Assets	29,265	1,735
Total Assets	$29,265	$1,735

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$2,295	$2,645
Total Current Liabilities	2,295	2,645

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $.001 par value, 50,000,000 shares authorized, 4,734,100 shares issued and outstanding	4,734	4,734
Capital in excess of par value	161,599	161,599
Stock subscription deposit	30,000	-
(Deficit) accumulated during the development stage	(169,363)	(167,243)
Total Stockholders' Equity (Deficit)	26,970	(910)
Total Liabilities and Stockholders' Equity (Deficit)	$29,265	$1,735

The accompanying notes are an integral part of these unaudited condensed financial statements.

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		From Inception on March 24, 2005 Through September 30, 2012
	2012	2011
REVENUE:	$-	$-	$-

EXPENSES:
General and administrative	2,120	5,862	112,317

LOSS FROM OPERATIONS BEFORE
OTHER INCOME (EXPENSE)	(2,120)	(5,862)	(112,317)

OTHER INCOME (EXPENSE):
Interest expense	-	-	(1,531)

Total Other Income (Expense)	-	-	(1,531)

LOSS BEFORE INCOME TAXES	(2,120)	(5,862)	(113,848)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	$(2,120)	$(5,862)	$(113,848)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued coffee sales business (net of $0 in income taxes)	-	-	(11,087)
Gain (loss) on disposal of discontinued Operations (net of $0 in income taxes)	-	-	-

LOSS FROM DISCONTINUED OPERATIONS	-	-	(11,087)

NET LOSS	$(2,120)	$(5,862)	$(124,935)

LOSS PER COMMON SHARE:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	-	-
Net Loss Per Common Share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30, June 30,		From Inception on March 24, 2005 Through September 30, 2012
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(2,120)	$(5,862)	$(124,935)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	-	-	8,558
Changes in assets and liabilities:
(Decrease)/increase in accounts payable	(350)	5,822	9,700
(Increase) in deposits	-	-	(865)
Increase in accrued interest payable	-	-	1,757
(Decrease) in subsidiary cash upon disposal of subsidiary	-	-	(1,281)

Net Cash Provided (Used) by Operating Activities	(2,470)	(40)	(107,066)

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	-	(69,561)
Refund on property and equipment costs	-	-	8,990

Net Cash Provided (Used) by Investing Activities	-	-	(60,571)

Cash Flows from Financing Activities:
Proceeds from common stock issuance & contributions to capital	-	-	160,762
Proceeds from deposit on stock subscription	30,000	-	30,000
Proceeds from notes payable	-	-	14,783
Payments on notes payable	-	-	(8,643)

Net Cash Provided (Used) by Financing Activities	30,000	-	196,902

Net Increase (Decrease) in Cash	27,530	(40)	29,265

Cash at Beginning of the Year	1,735	3,514	-

Cash at End of the Year	$29,265	$3,474	$29,265

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the three months ended September 30, 2012:
None

For the three months ended September 30, 2011:
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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2012 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2012 audited financial statements.  The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the three months ended September 30,
	2012	2011

Loss from continuing operations (numerator)	$(2,120)	$(5,862)
Loss from discountinued operations (numerator)	-	-
Gain (loss) disposal of discontinued operations (numerator)	-	-
Loss available to common shareholders (numerator)	$(2,120)	$(5,862)
Weighted average number of common shares outstanding used in loss per share during the period (denominator)	4,734,100	4,734,100

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

NOTE 5 – CAPITAL STOCK - CONTINUED

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

NOTE 6 - MERGER AND PURCHASE TRANSACTION

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

Payment provisions called for a $20,000 to be paid by ECI  upon execution of the Agreement on August 30, 2012, and 4 additional non-refundable installments of $10,000 each are to be paid by ECI through December 15, 2012. As of September 30, 2012, the Company has received $30,000.  The Agreement provides that the Closing must take place on or before December 31, 2012 where the remaining $185,000 will be due.

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

NOTE 5 - MERGER AND PURCHASE TRANSACTION – CONTINUED

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

NOTE 6 – SUBSEQUENT EVENTS

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

Management's plan of operation for the next twelve months is to attempt to complete the acquisition of ECI as described below. If that acquisition is not completed the Company will attempt to raise additional capital through loans from related parties, debt financing, equity financing or a combination of financing options. Currently, there are no understandings, commitments or agreements for such an infusion of capital and no assurances to that effect. Unless the Company can obtain additional financing, its ability to continue as a going concern during the next twelve-month period is doubtful. The Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

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

$20,000 of the $245,000 was paid by ECI  upon execution of the Agreement on August 30, 2012, $10,000 was paid on September 30, 2012, and 3 additional non-refundable installments of $10,000 each are to be paid by ECI through December 15, 2012. The Agreement provides that the Closing must take place on or before December 31, 2012.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the quarter ended September 30, 2012). Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012, for the fiscal quarter then ended.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of the fiscal quarter ended September 30, 2012, our internal control over financial reporting was effective.

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

(c)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report (the quarter ended September 30, 2012), that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

Item 2.  Sales of Unregistered Equity Securities and Use of Proceeds

(a)	During the period covered by this report (the quarter ended September 30, 2012), there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

(b)	During the period covered by this report (the quarter ended September 30, 2012), there were no securities that the issuer sold by registering the securities under the Securities Act.

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

Item 4. (Mine Safety Disclosures).

Not Applicable.

Item 5.  Other Information

We have no office facilities but for now the business address of Thomas G. Kimble, President and a principal shareholder, is being used as the business address of the Company. Reports on Form 8-K were filed during the period covered by this report reporting a change in management in August 2012 and in September 2012, the potential acquisition of ECI, as referred to above.

Please see the discussion set forth above under Plan of Operation regarding the potential acquisition of ECI

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

Exhibit Index - Exhibits not previously filed that are applicable to the period covered by this report and required by Item 601 of Regulation S-K.

(31)	Certifications required by Rules 13a-14(a) or 15d-14(a).
(32)	Section 1350 Certifications.
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

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

Barossa Coffee Company, Inc.

Date: November 14 , 2012	by: /s/ Thomas G. Kimble
Thomas G. Kimble, President and Director