Form 10-Q
period 2012-12-31
Barossa Coffee Company, Inc.
filed 2013-02-07
CIK 1332572

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  December 31, 2012
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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ✓     No

Number of shares outstanding of the Issuer's common stock as of December 31, 2012: 4,734,100

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

CONTENTS
PAGE

—Condensed Balance Sheets, December 31, 2012 (Unaudited) and June 30, 2012	3

—Unaudited Condensed Statements of Operations, for the three and six months ended December 31, 2012 and 2011 and from inception on March 24, 2005 through December 31, 2012	4

—Unaudited Condensed Statements of Cash Flows, for the six months ended December 31, 2012 and 2011 and from inception on March 24, 2005 through December 31, 2012	5

—Notes to Unaudited Condensed Financial Statements	6-8

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2012	2012
	(Unaudited)
ASSETS

Current Assets
Cash	$16,180	$1,735
Total Current Assets	16,180	1,735
Total Assets	$16,180	$1,735

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$-	$2,645
Total Current Liabilities	-	2,645

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 4,734,100 shares issued and outstanding	4,734	4,734
Capital in excess of par value	161,599	161,599
Stock subscription deposit	60,000	-
(Deficit) accumulated during the development stage	(187,153)	(167,243)
	39,180	(910)
Less: Treasury stock	(23,000)	-
Total Stockholders' Equity (Deficit)	16,180	(910)
Total Liabilities and Stockholders' Equity (Deficit)	$16,180	$1,735

The accompanying notes are an integral part of these unaudited condensed financial statements.

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		From Inception on March 24, 2005 Through December 31, 2012
	2012	2011	2012	2011
REVENUE:	$-	$-	$-	$-	$-

EXPENSES:
General and administrative	17,790	5,185	19,910	11,047	130,107

LOSS FROM OPERATIONS BEFORE
OTHER INCOME (EXPENSE)	(17,790)	(5,185)	(19,910)	(11,047)	(130,107)

OTHER INCOME (EXPENSE):
Interest expense	-	-	-	-	(1,531)

Total Other Income (Expense)	-	-	-	-	(1,531)

LOSS BEFORE INCOME TAXES	(17,790)	(5,185)	(19,910)	(11,047)	(131,638)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(17,790)	(5,185)	(19,910)	(11,047)	(131,638)

DISCONTINUED OPERATIONS:

Loss from operations of discontinued coffee sales business (net of $0 in income taxes)	-	-	-	-	(11,087)
Gain (loss) on disposal of discontinued
Operations (net of $0 in income taxes)	-	-	-	-	-

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(11,087)

NET LOSS	$(17,790)	$(5,185)	$(19,910)	$(11,047)	$(142,725)

LOSS PER COMMON SHARE:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	-	-	-	-
Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31,		From Inception on March 24, 2005 Through December 31, 2012
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(19,910)	$(11,047)	$(142,725)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	-	-	8,558
Changes in assets and liabilities:
(Decrease)/increase in accounts payable	(2,645)	(125)	7,405
(Increase) in deposits	-	-	(865)
Increase in accrued interest payable	-	$-	1,757
(Decrease) in subsidiary cash upon disposal of subsidiary	-	-	(1,281)

Net Cash Provided (Used) by Operating Activities	(22,555)	(11,172)	(127,151)

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	-	(69,561)
Refund on property and equipment costs	-	-	8,990

Net Cash Provided (Used) by Investing Activities	-	-	(60,571)

Cash Flows from Financing Activities:
Proceeds from common stock issuance & contributions to capital	$-	5,625	160,762
Proceeds from notes payable	-	2,033	14,783
Proceeds from deposit on stock subscription	60,000	-	60,000
Purchase of treasury stock	(23,000)	$-	(23,000)
Payments on notes payable	-	-	(8,643)

Net Cash Provided (Used) by Financing Activities	37,000	7,658	203,902

Net Increase (Decrease) in Cash	14,445	(3,514)	16,180

Cash at Beginning of the Year	1,735	3,514	-

Cash at End of the Year	$16,180	$-	$16,180

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the six months ended December 31, 2012:
None

For the six months ended December 31, 2011:
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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2012 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2012 audited financial statements.  The results of operations for the period ended December 31, 2012 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 - LOSS PER SHARE

The following data show the amounts used in computing loss per share:

	For the three months ended December 31,		For the six months ended December 31,
	2012	2011	2012	2011

Loss from continuing operations (numerator)	$(17,790)	$(5,185)	$(19,910)	$(11,047)
Loss from discontinued operations (numerator)	-	-	-	-
Gain (loss) disposal of discontinued operations (numerator)	-	-	-	-
Loss available to common shareholders (numerator)	$(17,790)	$(5,185)	$(19,910)	$(11,047)
Weighted average number of common shares outstanding used in loss per share during the period (denominator)	4,734,100	4,734,100	4,734,100	4,734,100

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

On November 5, 2012, the Company purchased treasury stock from a shareholder of the Company.  Total common shares purchased were 480,167 shares at a price of $.0479 per share.  The transaction was accounted for at cost.

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

The current sole officer and director of the Company will resign at Closing and persons designated by ECI will be appointed as management of the Company and the Company will change its office location to that currently maintained by ECI. At Closing the Company will change its corporate name to eCareer, Inc.

The Agreement also provides that the Company will redeem 4,260,690 of its currently outstanding shares of common stock from its 3 principal stockholders for $245,000 or such lessor amount as is available, all of which funds will come from the monies paid by ECI for the Company’s common stock.

Payment provisions call for  $20,000 to be paid by ECI  upon execution of the Agreement on August 30, 2012, and 4 additional non-refundable installments of $10,000 each to be paid by ECI through December 15, 2012. As of December 31, 2012, the Company had received $60,000.  The Agreement has been amended to provide that $20,000 be paid in January 2013 and that  the goal will be that the Closing will take place on or before January 31, 2013, where the remaining $165,000 will be due. In the event the closing is deferred beyond January 31, ECI must pay $500 per day until Closing in addition to the $245,000.

No assurance can be given that the transaction will be completed. Furthermore, the Closing is contingent upon ECI being able to complete an audit of its financial statements.

BAROSSA COFFEE COMPANY, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6- MERGER AND PURCHASE TRANSACTION – CONTINUED

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated other subsequent events from the balance sheet date through the date the financial statements were issued and found there are no other events to report, other than as disclosed in Note 6 above, with regard to changes in the August 30, 2012, agreement with ECI.

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

On August 30, 2012, the Registrant entered into an agreement to acquire all of the outstanding common stock of eCareer, Inc. (ECI), a Florida corporation, in exchange for 4,260,690 shares of the Registrant's common stock which shares will represent 90% of the Registrant's common stock upon completion of the transaction (Closing). In addition, ECI will pay $245,000 for the Registrant's common stock plus late closing fees. Thus, at Closing ECI will become a wholly-owned or controlled subsidiary of the Registrant, however, the Registrant will be a holding company and all business operations will be conducted through ECI.

The current sole officer and director of the Registrant will resign at Closing and persons designated by ECI will be appointed as management of the Registrant and the Registrant will change its office location to that currently maintained by ECI. At Closing Registrant will change its corporate name to eCareer, Inc.

The Agreement also provides that the Company will redeem 4,260,690 of its currently outstanding shares of common stock from its 3 principal stockholders for $245,000 or such lesser amount as is available, all of which funds will come from the monies paid by ECI for the Company’s common stock.

Payment provisions call for  $20,000 to be paid by ECI  upon execution of the Agreement on August 30, 2012, and 4 additional non-refundable installments of $10,000 each to be paid by ECI through December 15, 2012. As of December 31, 2012, the Company had received $60,000.  The Agreement has been amended to provide that $20,000 be paid in January 2013 and that  the Closing must take place on or before January 31, 2013 where the remaining $165,000 will be due. In the event the closing is deferred beyond January 31, 2013, ECI must pay $500 per day , until Closing, in addition to the $245,000.

No assurance can be given that the transaction will be completed. Furthermore, the Closing is contingent upon ECI being able to complete an audit of its financial statements within a reasonable time after January 31, 2013.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the quarter ended December 31, 2012). Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, for the fiscal quarter then ended.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of the fiscal quarter ended December 31, 2012, our internal control over financial reporting was effective.

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

(c)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report (the quarter ended December 31, 2012), that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

Item 2.  Sales of Unregistered Equity Securities and Use of Proceeds

(a)	During the period covered by this report (the quarter ended December 31, 2012), there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

(b)	During the period covered by this report (the quarter ended December 31, 2012), there were no securities that the issuer sold by registering the securities under the Securities Act.

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

Exhibit Index - Exhibits not previously filed that are applicable to the period covered by this report and required by Item 601 of Regulation S-K.

31	Certifications required by Rules 13a-14(a) or 15d-14(a).
32	Section 1350 Certifications.
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

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

Barossa Coffee Company, Inc.

Date: February 7, 2013	by:/s/ Thomas G. Kimble
Thomas G. Kimble, President and Director