Form 10-Q
period 2013-03-31
eCareer Holdings, Inc.
filed 2013-05-14
CIK 1332572

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2013.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _______ to _______.

Commission file number: 333-126514

eCareer Holdings, Inc.

(Name of Registrant in Its Charter)

Nevada	20-2641871
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

2300 Glades Road, Suite 302E

 Boca Raton, Florida 33434
(Address of Principal Executive Offices)

(877) 880-4400
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐

Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 8, 2013, there were 4,368,078 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of March 31, 2013 (Unaudited) and June 30, 2012	3

	Condensed Statements of Operations for the three and nine months ended March 31, 2013 and 2012 (Unaudited) and from inception on March 24, 2005 through March 31, 2013	4

	Condensed Statements of Cash Flows for the nine months ended March 31, 2013 and 2012 (Unaudited) and inception on from March 24, 2005 through March 31, 2013	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations	10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	11

Item 4.	Controls and Procedures	11

PART II	OTHER INFORMATION

Item 1A.	Risk Factors	11

Item 6.	Exhibits	12

	Signatures	13
2

eCareer Holdings, Inc.

A Development Stage Company

(Formerly Known As Barossa Coffee Company, Inc.)

Condensed Balance Sheets

	March 31,	June 30,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Cash	$42,066	$1,735
Total Current Assets	42,066	1,735
Total Assets	$42,066	$1,735

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$—	$2,645
Total Current Liabilities	—	2,645

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 4,734,100 shares issued and outstanding	4,734	4,734
Capital in excess of par value	161,599	161,599
Stock subscription deposit	94,000	—
(Deficit) accumulated during the development stage	(190,267)	(167,243)
	70,066	(910)
Less: Treasury stock	(28,000)	—
Total Stockholders’ Equity (Deficit)	42,066	(910)
Total Liabilities and Stockholders’ Equity (Deficit)	$42,066	$1,735

The accompanying notes are an integral part of these unaudited condensed financial statements.

eCareer Holdings, Inc.

A Development Stage Company

(Formerly Known As Barossa Coffee Company, Inc.)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		From Inception on
	March 31,		March 31,		March 24, 2005 to
	2013	2012	2013	2012	March 31, 2013
Revenue:	$—	$—	$—	$—	$—

Expenses:
General and administrative	3,114	3,860	23,024	14,907	133,221

Loss From Operations Before Other Income (Expense)	(3,114)	(3,860)	(23,024)	(14,907)	(133,221)

Other Income (Expense):
Interest expense	—	—	—	—	(1,531)

Total Other Income (Expense)	—	—	—	—	(1,531)

Loss Before Income Taxes	(3,114)	(3,860)	(23,024)	(14,907)	(134,752)

Current Tax Expense	—	—	—	—	—

Deferred Tax Expense	—	—	—	—	—

Loss From Continued Operations	(3,114)	(3,860)	(23,024)	(14,907)	(134,752)

Discontinued Operations:
Loss from operations of discontinued coffee sales business (net of $0 in income taxes)	—	—	—	—	(11,087)

Gain (loss) on disposal of discontinued operations (net of $0 in income taxes)	—	—	—	—	—

Loss From Discontinued Operations	—	—	—	—	(11,087)

Net Loss	$(3,114)	$(3,860)	$(23,024)	$(14,907)	$(145,839)

Loss Per Common Share:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

eCareer Holdings, Inc.

A Development Stage Company

(Formerly Known As Barossa Coffee Company, Inc.)

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended		From Inception on
	March 31,		March 24, 2005 to
	2013	2012	March 31, 2013
Cash Flows from Operating Activities:
Net loss	$(23,024)	$(14,907)	$(145,839)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Depreciation	—	—	8,558
Changes in assets and liabilities:
(Decrease)/increase in accounts payable	(2,645)	2,200	7,405
(Increase) in deposits	—	—	(865)
Increase in accrued interest payable	—	—	1,757
(Decrease) in subsidiary cash upon disposal of subsidiary	—	—	(1,281)
Net Cash Used by Operating Activities	(25,669)	(12,707)	(130,265)

Cash Flows from Investing Activities:
Acquisition of property and equipment	—	—	(69,561)
Refund on property and equipment costs	—	—	8,990
Net Cash Used by Investing Activities	—	—	(60,571)

Cash Flows from Financing Activities:
Proceeds from common stock issuance & contributions to capital	—	15,000	160,762
Proceeds from notes payable	—	2,033	14,783
Proceeds from deposit on stock subscription	94,000	—	94,000
Purchase of treasury stock	(28,000)	—	(28,000)
Payments on notes payable	—	(2,033)	(8,643)
Net Cash Provided by Financing Activities	66,000	15,000	232,902

Net Increase in Cash	40,331	2,293	42,066

Cash at Beginning of the Year	1,735	3,514	—

Cash at End of the Year	$42,066	$5,807	$42,066

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the nine months ended March 31, 2013:
None

For the nine months ended March 31, 2012:
None

The accompanying notes are an integral part of these unaudited condensed financial statements.

eCareer Holdings, Inc.

 A Development Stage Company

 (Formerly Known As Barossa Coffee Company, Inc.)

 Notes To Condensed Financial Statements

 (Unaudited)

Note 1 – Summary of Significant Accounting Policies

Organization – eCareer Holdings, Inc. (formerly known as Barossa Coffee Company, Inc.) (“Parent”) was organized under the laws of the State of Nevada on March 24, 2005.

Alchemy Coffee Company, Inc. (“Subsidiary”) was organized under the laws of the State of Utah on April 22, 2005 as a wholly owned subsidiary of Parent. In October 2006 the Parent and Subsidiary (the “Company”) entered into an agreement to terminate their relationship.

The Company previously sold coffee beans and espresso related beverages and has not yet generated significant revenues from their planned principal operations and is considered a development stage company as defined in ASC Topic No. 915. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Consolidation - The financial statements include the operations of Parent and its wholly owned Subsidiary through September 30, 2006. The operations of subsidiary were discontinued effective September 30, 2006. All significant inter-company transactions have been eliminated in consolidation.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2013 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2012 audited financial statements. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

Note 2 – Related Party Transactions

Management Compensation – The Company has not paid any compensation to its officers and directors as of March 31, 2013, as the services provided by them as of that date have been nominal.

Note 3 – Going Concern

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

eCareer Holdings, Inc.

 A Development Stage Company

 (Formerly Known As Barossa Coffee Company, Inc.)

 Notes To Condensed Financial Statements

 (Unaudited)

Note 4 – Loss Per Share

The following data show the amounts used in computing loss per share:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012

Loss from continuing operations	$(3,114)	$(3,860)	$(23,024)	$(14,907)

Loss from discontinued operations	—	—	—	—
Loss available to common shareholders (numerator)	$(3,114)	$(3,860)	$(23,024)	$(14,907)
Weighted average number of common shares outstanding used in loss per share during the period (denominator)	4,734,100	4,734,100	4,734,100	4,734,100

Dilutive loss per share is not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Note 5 – Capital Stock

On November 1, 2010 the Company sold 2,400,000 shares of its restricted common stock at $.00625 per share of which $2,400 was credited to common stock and $12,600 was credited to capital in excess of par value. The stock issuance was exempt from any state or federal securities registration requirements as an isolated nonpublic sale to accredited investors. The purchasers paid the sum of $7,500 on November 1, 2010 with the remaining balance of $7,500 being paid on May 1, 2011.

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

On November 5, 2012, the Company purchased treasury stock from a shareholder of the Company. Total common shares purchased were 480,167 shares at a price of $.0479 per share or $23,000. The transaction was accounted for at cost.

On January 21, 2013, the Company purchased treasury stock from a shareholder of the Company. Total common shares purchased were 104,384 shares at a price of $.0479 per share or $5,000. The transaction was accounted for at cost.

eCareer Holdings, Inc.

 A Development Stage Company

 (Formerly Known As Barossa Coffee Company, Inc.)

 Notes To Condensed Financial Statements

 (Unaudited)

Note 6 – Merger And Purchase Transaction

As initially reported in our current report on Form 8-K filed on August 30, 2012, on that date, the Company entered into an Agreement and Plan of Reorganization (the “Exchange Agreement”) with certain principal stockholders of the Company, including Thomas G. Kimble, Lynn Dixon and Adam Gatto (collectively, the “Principal BCCI Stockholders”), eCareer, Inc., a Florida corporation (“ECI”), and the consenting owners of the outstanding shares of common stock of ECI.. The agreement provided for the Company to acquire all of the issued and outstanding shares of common stock of ECI in exchange for a total of 4,260,690 shares of common stock of the Company. After the parties agreed to extend the date of closing, the transactions contemplated by the Exchange Agreement closed on April 11, 2013—see Note 7, “Subsequent Events,” below.

Payment provisions of the Exchange Agreement called for $20,000 to be paid by ECI upon execution on August 30, 2012, and four additional non-refundable installments of $10,000 each were to be paid by ECI through December 15, 2012. As of March 31, 2013, the Company had received $80,000 with an additional $20,000 payment being made in January 2013. During the quarter ended March 31, 2013, the Exchange Agreement was amended to extend the closing to April 11, 2013. As incentive to extend the closing, ECI agreed to pay $35,000 in extension penalties to the Company of which $14,000 was paid in March 2013.

Note 7 – Subsequent Events

As reported in our current report on Form 8-K filed on April 16, 2013, the transactions contemplated by the Exchange Agreement closed on April 11, 2013, whereupon the Company acquired 15,570,077 shares of ECI, representing 91.4% of ECI’s issued and outstanding common stock, in exchange for 3,894,668 restricted shares of newly issued common stock of the Company—an exchange ratio of 0.250138 newly issued shares of the Company common stock for every one share of ECI common stock. The 3,894,668 restricted shares of the Company common stock issued to former ECI stockholders at closing represents 89.2% of the issued and outstanding common stock of the Company. If and when the remaining ECI stockholders elect to exchange all of the remaining ECI common shares into shares of the Company, former ECI stockholders will hold a total of 90% of the Company’s common stock, based on numbers at the date of closing.

Pursuant to the Exchange Agreement, as extended, ECI agreed to pay a total of $245,000 cash to the Company in seven scheduled payments, including a final payment of $165,000 which was made at closing. Contemporaneously, the Company used $215,000 of the $245,000 to redeem and cancel 4,260,690 shares of its pre-exchange common stock from the Principal BCCI Stockholders. The Company used the remaining $30,000 to pay certain consultants for services rendered. In connection with the parties’ agreement to extend the closing date of the Exchange Agreement, ECI also paid total extension penalties to the Company as of closing of $35,000, of which the remaining $21,000 was paid at closing.

As a result of the transactions effected by the Exchange Agreement, at closing ECI became a majority-owned subsidiary and the operating company of the Company, and the Company has abandoned all of its previous business plans, with the business of ECI now being the Company’s sole business. ECI is a development stage company with limited operations to date focused in online job advertising, placement, recruiting and networking.

The Exchange Agreement also provided for, among other things, (i) the appointment and resignation certain directors and executive officers at closing, and (ii) an amendment to the Company’s Articles of Incorporation to change its name to “eCareer Holdings, Inc.” at closing.

eCareer Holdings, Inc.

 A Development Stage Company

 (Formerly Known As Barossa Coffee Company, Inc.)

 Notes To Condensed Financial Statements

 (Unaudited)

Note 7 – Subsequent Events (Continued)

Our Chief Executive Officer, Joseph Azzata, previously held 100,000 shares of Series A Preferred Stock of our operating subsidiary, eCareer, Inc. (the “ECI Preferred Shares”). As reported in our current report on Form 8-K filed on May 3, 2013, on May 1, 2013 we issued 25,013 shares of a newly designated series of stock of eCareer Holdings, Inc., Series A Preferred Shares (the “New Preferred Shares”), to Mr. Azzata in exchange for the 100,000 ECI Preferred Shares. Each of the New Preferred Shares entitles the holder thereof to 500 votes on any matter brought to a vote of the holders of our common stock. Mr. Azzata now has 13,219,394 votes on any matter brought to a vote of the holders of our common stock, including 12,506,500 votes through his ownership of the New Preferred Shares and 712,894 votes through his ownership of shares of our common stock. Accordingly, Mr. Azzata has voting control of approximately 75.16% of our outstanding voting shares.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no other such events that would require adjustment to or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following analysis of our financial condition and plan of operations should be read in conjunction with the Unaudited Condensed Financial Statements, including footnotes, and other information presented elsewhere in this report.

This discussion is intended to help the reader understand our plan of operations and financial condition.

eCareer Holdings, Inc. (the “Company”), formerly known as Barossa Coffee Company, Inc. (“Barossa”), is a start up company that was incorporated in March 2005, and is a development stage company. In July 2005, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register an offering, on a “best efforts minimum/maximum” basis, of up to 400,000 shares of $.001 par value common stock, at a price of $0.25 per share. The registration statement was declared effective September 20, 2005. The Company sold 298,000 shares of common stock pursuant to the offering. The offering closed November 30, 2005, and raised gross proceeds of $74,500.

Barossa was formed to open and operate, through a wholly owned subsidiary, Alchemy Coffee Company, Inc., a retail, specialty coffee outlet. Barossa opened a retail coffee outlet featuring specialty coffees in February 2006 and utilized the experience of management in the coffee/café industry to specialize in the sale of the highest quality, fresh locally-roasted coffee beans and espresso related beverages; as well as organic food and baked goods, teas, juices, and specific health foods and beverages. However, even though Barossa generated revenues from operations of $60,691 for the fiscal year ended June 30, 2006, and $55,047 for the quarter ended September 30, 2006, operating losses of $19,672 for the fiscal year ended June 30, 2006, and $7,009 for the quarter ended September 30, 2006, forced it to seek additional funding, which it borrowed from shareholders.

Due to these continuing cash needs of Alchemy which could not be met by Barossa, management and principal shareholders negotiated and reached a Stock Exchange Agreement on October 11, 2006, between Barossa and Jason Briggs, manager of the coffee shop, wherein Briggs received all of the issued and outstanding common stock of Alchemy Coffee Company, Inc. in exchange for all 200,000 shares of Barossa’s common stock beneficially owned by Briggs, which were then surrendered to Barossa and cancelled. Barossa determined that since the inception of Alchemy as a wholly owned subsidiary, $55,715 had been advanced to Alchemy and not repaid. Barossa determined that the value of Alchemy was substantially less than the amount invested and that the 200,000 shares it received as consideration for Alchemy had at least as great a value as Alchemy and that this was the best value that could be received by Barossa for Alchemy and that this transaction was in the best interests of Barossa. With this transaction executed, Barossa was not engaged in any business activities and has no operations. Barossa’s principal activity was to investigate potential acquisitions.

During the fiscal year ended June 30, 2007, 200,000 shares were cancelled and 160,000 shares were issued. On November 10, 2008, 126,000 shares of common stock were issued for consideration of $12,600 cash. On December 31, 2009 Barossa sold 75,050 shares of its restricted common stock at $.10 per share, and again on March 18, 2010, another 75,050 shares. On November 1, 2010 Barossa sold 2,400,000 shares of its common stock for $15,000 or $.00625 per share, bringing the current total number of outstanding shares to 4,734,100.

On August 30, 2012, Barossa entered into an Agreement and Plan of Reorganization (the “Exchange Agreement”) with certain principal stockholders of Barossa, eCareer, Inc., a Florida corporation (“ECI”), and the consenting owners of the outstanding shares of common stock of ECI. The agreement provided for Barossa to acquire all of the issued and outstanding shares of common stock of ECI in exchange for a total of 4,260,690 shares of common stock of Barossa. The Exchange Agreement closed on April 11, 2013, whereupon Barossa acquired 91.4% of ECI’s issued and outstanding common stock in exchange for 3,894,668 unregistered, restricted shares of newly issued common stock of Barossa. If and when the remaining ECI stockholders elect to exchange all of the remaining ECI common shares into shares of Barossa, former ECI stockholders will hold a total of 90% of Barossa’s common stock, based on numbers at the date of closing.

As the former stockholders of ECI have voting and operating control of Barossa after the Exchange Agreement transaction and Barossa has no operations, the transaction will be accounted for as a recapitalization of ECI. ECI is deemed the accounting acquirer, while Barossa is deemed the legal acquirer.

Subsequent to March 31, 2013, effective April 11, 2013, Barossa closed its acquisition under the terms of the cash and share agreement with eCareer, Inc. There were no contingent consideration arrangements. As a result of this transaction, ECI became a majority owned subsidiary and sole operating company of Barossa. See Note 7 to the Unaudited Condensed Financial Statements included herein.

On April 11, 2013, the name of the corporation was changed to eCareer Holdings, Inc.

Reference is made to our Form 8-K filed April 16, 2013 and our Form 8-K filed September 6, 2012.

Plan of Operations

The Company is a development stage company. Management’s plan of operation for the next twelve months is to execute a business plan which is focused on the design, development and marketing of niche career sites. Unless the Company can obtain additional financing, its ability to continue as a going concern during the next twelve-month period is doubtful – see Note 3 to the Unaudited Condensed Financial Statements included herein.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Such officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer have also indicated that, upon evaluation, there were no changes in our internal control over financial reporting or other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in the subsection “Risk Factors” in Item 2.01 of our Form 8-K filed on April 16, 2013. We believe the Risk Factors presented in that Form 8-K and the other risks and uncertainties described in this filing are the most relevant to our business and could cause our results to differ materially from any forward-looking statements made by us.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization dated August 30, 2012 (Incorporated by reference from Form 8-K filed with the SEC on September 6, 2012) *

3.1	Articles of Incorporation (Incorporated by reference from Form SB-2, Amendment No. 1, filed with the SEC on July 27, 2005) *

3.2	Amendment to Articles of Incorporation (Incorporated by reference from Form 8-K filed with the SEC on April 16, 2013) *

3.3	By-Laws (Incorporated by reference from Form SB-2, Amendment No. 1, filed with the SEC on July 27, 2005) *

4.1	Certificate of Designation for Series A Preferred Shares (Incorporated by reference from Form 8-K filed with the SEC on May 3, 2013) *

10.1	Employment Agreement between eCareer, Inc. and Joseph Azzata, dated January 7, 2013 (Incorporated by reference from Form 8-K filed with the SEC on April 16, 2013) *

10.2	Employment Agreement between eCareer, Inc. and Tim Kardok, dated January 7, 2013 (Incorporated by reference from Form 8-K filed with the SEC on April 16, 2013) *

31.1	Certification of principal executive officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definitions Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Incorporated by reference from our previous filings with the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eCareer Holdings, Inc.

Date: May 14 , 2013	By: /s/ Joseph Azzata
Joseph Azzata
Chief Executive Officer
13