Form 10-K
period 2013-06-30
eCareer Holdings, Inc.
filed 2013-10-04
CIK 1332572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2013.

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

 Boca Raton, Florida 33431
(Address of Principal Executive Offices)

(877) 880-4400
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☒    No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐*    No ☐

*Although the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act, it has filed all such reports during the preceding 12 months.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐

Non-accelerated filer  ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

At December 31, 2012, the aggregate market value of shares of common stock held by non-affiliates of the registrant (based upon 4,734,100 shares held by non-affiliates on December 31, 2012) was approximately $3.0 million.

At September 28, 2013, there were 3,937,291 shares of the registrant’s common stock outstanding (the only class of voting common stock).

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.  BUSINESS

Corporate History and Background

We were incorporated in March 2005 as “Barossa Coffee Company, Inc.” under the laws of the State of Nevada. We were originally formed to open and operate, through a wholly-owned subsidiary, Alchemy Coffee Company, Inc. (“Alchemy”), a retail, specialty coffee outlet. We opened a retail coffee outlet in February 2006, specializing in the sale of high quality foods and beverages. Due to continuing cash needs, however, we spun off Alchemy in October 2006. In the spin off transaction, we transferred ownership of Alchemy to one of our stockholders in exchange for all his shares of our common stock. After this transaction, we had no business activity or operations, other than investigating potential acquisitions, until eCareer, Inc. was acquired, as described below.

On August 30, 2012, we entered into an Agreement and Plan of Reorganization (the “Exchange Agreement”) with certain of our then principal stockholders (collectively, the “Principal BCCI Stockholders”), eCareer, Inc., a Florida corporation (“ECI”), and the consenting owners of the outstanding shares of common stock of ECI. The agreement provided for us to acquire all of the issued and outstanding shares of common stock of ECI in exchange for a total of 4,260,690 shares of our common stock. After the parties agreed to extend the date of closing, the transactions contemplated by the Exchange Agreement closed on April 11, 2013, whereupon we acquired 15,570,077 shares of ECI, representing 84.73% of ECI’s then outstanding common stock, in exchange for 3,894,668 restricted shares of our newly issued common stock—an exchange ratio of 0.250138 newly issued shares of our common stock for every one share of ECI common stock. The 3,894,668 restricted shares of our common stock issued to former ECI stockholders at closing represented 89.2% of the issued and outstanding common stock of BCCI. As of the date of this report, we own approximately 89.70% of ECI’s issued and outstanding common stock, but we anticipate acquiring the remaining shares of ECI in the near future so that ECI becomes our wholly owned subsidiary.

As a result of the transactions effected by the Exchange Agreement, at closing ECI became our majority-owned subsidiary and operating company, and we abandoned all of our previous business plans, with the business of ECI now being our sole business. The descriptions of our business hereinafter refer to the business of ECI. ECI is a Florida corporation, formerly named eCareer Connections, Inc., formed in October 2009. ECI is a development stage company which operates as a website designer, developer and marketer of niche career sites focused in online job advertising, placement, recruiting and networking.

Upon closing of the Exchange Agreement, the new Board of Directors consists of Joseph Azzata and Tim Kardok. Additionally, the Board appointed Joseph Azzata as our Chief Executive Officer and Tim Kardok as our President.

Immediately prior to closing of the Exchange Agreement, effective April 11, 2013, our shareholders approved an amendment to our Articles of Incorporation to change our name from “Barossa Coffee Company, Inc.” to “eCareer Holdings, Inc.”

Our Chief Executive Officer, Joseph Azzata, previously held 100,000 shares of Series A Preferred Stock of our operating subsidiary, eCareer, Inc. (the “ECI Preferred Shares”). On May 1, 2013, we issued 25,013 shares of a newly designated series of stock of eCareer Holdings, Inc., Series A Preferred Shares (the “New Preferred Shares”), to Mr. Azzata in exchange for the 100,000 ECI Preferred Shares. Each of the New Preferred Shares entitles Mr. Azzata to 500 votes on any matter brought to a vote of the holders of our common stock, giving him 12,506,500 votes, not including additional votes he has through his ownership of shares of our common stock. Accordingly, Mr. Azzata has voting control of eCareer Holdings, Inc.

On June 3, 2013, we filed a Certificate of Amendment to our Articles of Incorporation, as amended, to effect a one-for-twelve (1:12) reverse split of our issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split was effective in the market on June 25, 2013. Every 12 shares of common stock issued and outstanding were combined, converted and changed into one share of common stock; provided, however, there was no change in (i) the par value of any capital stock (ii) the number of shares of authorized common stock and preferred stock, or (iii) the number of issued and outstanding shares of preferred stock. Except for the pre-split share amounts described above in this “Corporate History and Background” section, all share amounts throughout this report reflect post-split numbers unless otherwise indicated. Because our preferred stock is unaffected by the Reverse Stock Split, our Chief Executive Officer’s 25,013 shares of Series A Preferred Shares continue to give him 12,506,500 votes on any matter brought to a vote of the holders of our common stock.

On July 26, 2013, we distributed a stock dividend to our common stockholders, whereby one restricted share of Series B Convertible Preferred Stock was issued for every one share of common stock held by stockholders. Each share of Series B Convertible Preferred Stock is convertible into 50 shares of common stock, subject to applicable restriction. Shares of Series B Convertible Preferred Stock do not give their holders a vote in any matters brought to a vote to stockholders of the company. Holders are entitled to receive dividends on shares of Series B Convertible Preferred Stock equal (on an as-if-converted-to-common stock basis) to and in the same form as dividends actually paid on shares of the common stock. In the event of a voluntary or involuntary liquidation, distribution or sale of assets, dissolution, or winding up of the company, then in such event all outstanding shares of the Series B Convertible Preferred Stock will automatically convert into such number of shares of common stock as each holder of the Series B Convertible Preferred Stock is entitled.

Business Overview

We are a website designer, developer and marketer of niche career sites. Our sites are designed to brand client companies to active and passive candidates within each identified niche. Site features include industry news, social media groups, niche-specific content, webinars, events, training programs and consolidated industry statistics. Access to the site is free to job seekers and revenue is generated through advertising, résumé searches and a job board function. Our first site, Openreq.com™ was publically launched on January 1, 2013.

The target audience for Openreq.com™ includes all staffing and human resources organizations and companies with professionals in the human resources, recruiting and staffing industry function.

Profession-specific verticals are the core of our “Talent Acquisition System™” which target the specific needs of the professional community it serves. This enables employers, recruiters, staffing agencies, consulting firms and marketing professionals to effectively target and reach highly-valued audiences through relevant professional information.

Each profession-specific platform creates an ideal environment where recruiters, staffing and government agencies, and human resource(HR) departments of all companies can target their open positions and identify job candidates for both job-seeking professionals and passive high caliber candidates.

Our job verticals address specialized career niches with high-demand professionals, and where recruiting and staffing activities are robust, require complex processes and have high cost-per-hire. We will also focus on specialized professions with forecasted long-term hiring demands that are expected to create strong competition and where there are shortages of those professionals. These verticals are expected to attract clients with the strong advertising budgets.

We provide job advertising for recruiters, staffing companies, Fortune 2000 companies and government agencies. We offer an Internet platform to directly match specific professionals with open job positions through our innovative, content-rich career communities.

Revenues are generated from the following sources:

●	Talent packages by recruiters, staffing, HR organizations and Fortune 2000 companies. Pricing ranges from individual postings to bundled packages depending on client needs;

●	Providing fee based résumé and database access; and

●	Website banner ads and media packages.

The Talent Acquisition System™

The core of our Talent Acquisition System™ is the profession-specific, branded career community with unique career content and full integration of relevant professional interaction systems. Job seeking professionals have free access, and we have developed profession-specific branded Facebook, Google+, Twitter and LinkedIn groups, blogs, etc. as additional resources. Once registered, members of their career community will be able to access content relevant to their profession, post résumés and refer friends to open positions.

Our clients have access to the ecosphere to directly interact on social and professional levels with a very specific career community of professionals. Clients are able to advertise their job openings, search for qualified professionals in the specialized résumé databases which includes both active and passive candidates, students, and networkers. We believe that the ability of our clients to add content is crucial to attracting members to the profession-specific ecosphere.

Internet Job Advertising and Employment Opportunities

Internet Job Advertising:

While the focus of search engine advertising is primarily Google, Yahoo and Bing, job advertising is a hugely segmented market when it comes to online talent packages. We believe small career-specific job boards and very specialized niche verticals are more effective in targeting specific specialized professionals than the massive and general search engines. Recruiters, staffing companies, corporations and government agencies are more willing to pay for online talent packages directed at very specific career communities. A relevant pool of hiring entities drives more candidates to post résumés and apply for positions on specialized job boards.

Advertising on the primary search engines is costly and is not a practical advertising method for small organizations and professional offices (doctors, lawyers, architects, financial advisors, etc.). This unmet need drives smaller organizations and professional practices to address their hiring needs through job boards and job board aggregators, where they can target the specific professional efficiently and at a highly competitive cost.

At the same time, specialized career-specific job boards are gaining momentum due to search engine advertising. They are able to combine niche domain names and career-specific content to return a more relevant search at a lower cost-per-hire rate than advertising on the giants in the industry – CareerBuilder, Monster, HotJobs, etc.

Because of the relatively small investment necessary to create a job board and the relatively simple technology to maintain it, the current landscape is populated with thousands of small job boards, which are contributing to the fragmentation of the market. It requires well-capitalized experts in online automated niche job recruiting in highly specialized jobs such as those in green industries, IT, science, recruiting, alternate energy and healthcare to create active specialized career communities with large populations of advertising clients to justify the high cost of search engine ads. We are positioned to become a leader in the “specialized” job board field due to our experience in the automated online recruiting process. We have an experienced management team with a strong background in recruiting, staffing and hiring.

Internet Advertising Spending Growth will be Driven By Multiple Factors:

Online advertising for jobs directed at specialized professionals will continue to grow as the demand and competition for certain specialized professionals expands. The factors driving this spending are:

●	Hiring managers seeking to lower costs by using creative Internet solutions for talent acquisition (professional and social network advertising, mobile advertising, etc.);

●	Growing demand in the Internet job advertising industry, as it continues transition from off-line channels to online web-based solutions;

●	Growing need for specialized professionals in high growth industry sectors;

●	Increasing competition for passive high caliber talent; and

●	Increasing Internet usage by candidates for job searches, applications and résumé postings.

Our technology-driven Talent Acquisition System™ streamlines complex recruiting processes and provides effective ongoing solutions for difficult to find professionals. Prospective employers with limited advertising budgets are able to identify prospective hires.

Effective Internet career advertising demands a cutting-edge technology solution with superior, innovative, results-driven solutions in identifying and interacting with both job-seeking and passive candidates. Combined business, political and demographic conditions have created hiring demands and shortages across many professional fields. Two main characteristics of this problem are the continued and rising need for highly qualified specialists and the low supply of these professionals.

As competition for passive high-caliber talent increases, talent packages are changing. What used to be a classified ad can now be an electronic sales brochure with built-in social and professional media links and other features to optimize the candidate experience.

The Growth of Internet Job Advertising:

Our primary market is the online employment advertising segment of the broader market for staffing and employment services. We believe the national market for staffing and employment advertising is expanding at a rapid pace.

We believe that the overall demand for employment advertising and recruiting and career development products and services has significant long-term growth potential. Over the next decade, the aging labor force of the United States is expected to lead to a labor imbalance as baby boomers continue to retire.

We think that certain industries employing highly skilled and highly paid professionals will experience particularly strong demand for effective recruiting solutions due to the scarcity of professionals.

We believe that the market for employment advertising will continue to shift online due to:

1. Rapid growth and availability of high speed Internet to individuals and households. Technological advances from the telecommunications industry as well as adoption of high-speed connectivity by many American households have moved the vast majority in the U.S. into the digital age. Access to information is unprecedented and empowers individuals while rendering distance and geographical boundaries to be irrelevant. According to Pew Research Center’s Internet & American Life Survey, as of April 2012, 66% of American adults have high-speed broadband connection at home. The Survey reports 88% of American adults have a cell phone with access to high speed Internet. With virtually no limitation to access information on the Internet, large groups of workers are able to come online, while employers and marketers are able to reach their industry professionals through advertisement.

2. A break-up of the amount of time spent with traditional media and increases in time spent on the Internet. Broadband Internet access has allowed for more and more Americans to come online, and has also changed traditional media consumption. According to an Edison Research Report “The Infinite Dial,” by 2012, nearly half of Americans say the Internet is their most essential media platform. Prior to the digital age, audio programming was delivered exclusively by radio, and video by television. The Internet has merged these separate channels of information and created advertising opportunities to marketers. The availability of wireless networks and mobile devices has changed how the consumer spends their time and we believe advertisers will follow this consumer trend and increase marketing efforts to advertise online. According to eMarketer, digital ad spending for the US in 2012 was $37 billion and is expected to grow to $55 billion in 2016.

3. The pace of the internet has made the hiring process more efficient. The Internet has allowed quicker turnaround time during the hiring process. The professional is able to customize their career search to meet their qualifications as well as their requirements. They are empowered by being able to learn more about the company and researching all available data to make the most informed decision. Previous to the Internet, many barriers existed from employers reaching their desired candidate, including manually applying for a job, interviewing, and attending career fairs. The processes could not match the speed and responsiveness of searching and applying to a talent package online, researching the company, and sending a resume instantly.

4. The growth of online recruiting and decline of traditional print classifieds. Because of the relative newness of the online recruiting medium, costs per hire is significantly lower than traditional print classified. Factors such as the immediacy of digital delivery of applicant data, long travel times and costs associated with distant talent packages, and ability to reach candidates despite geographic locations, naturally benefit both parties in the recruiting process. Not only is data more relevant because the professional can search specifically customized to their experience and needs, but the customer can segment applicant data within the resume database, with results which are relevant to the job opening.

5. Unlimited resources, public information, accessible via one click. The largest benefit of the Internet has been the virtually unlimited amount of information available, with very little effort required to find pertinent information. With the popularity of social media outlets, information flows freely and can be found with a simple search, or directly from a corporations website or profile. Up-to-the-second information adds value to the recruiting process as it provides a way to filter and qualify candidates, educate professionals about the company, and ultimately allows informed decisions to be made.

The Internet has proven to be an efficient and economical tool for both job seekers and employers. Specialized job verticals have significantly reduced hiring costs for qualified, field specific job candidates. The use of the Internet for job seekers continues to increase. While many of the mega-job sites are losing money, niche job boards are gaining momentum due to the dramatic difference in the quality of matching specific professionals with very specific hiring needs.

Increasing demand for highly specialized skilled professionals and a growing supply shortage of qualified personnel is at the root of this advertising growth. In addition, the skyrocketing costs of talent acquisition at the national level drives competition and forces companies to find more creative solutions to drive the talent acquisition process. While the cost-to-hire will not decrease in the foreseeable future, employers will continue to search for ways to directly target the specialized professional they need in order to find the perfect fit for their organization.

Growing Demand for Skilled Professionals

The need for highly skilled employees in many professions is dictated by several factors. We believe the aging population leads to the retirement of many baby boomers, many of which had been qualified to perform highly specialized jobs. In the meantime, the incoming generations lack the numbers and, in certain sectors, the education and/or the experience to be able to fully replace the retiring groups.

Technological advances are creating an unprecedented demand for new hires in software development, computers, communications as well as biotechnologies, physics, mathematics and other scientific professions.

The McKinsey & Company Report “An Economy That Works: Job Creation and America’s Future,” published in 2011, concludes, “under current trends, many workers will not have the right skills for the available jobs.” The report predicts that there will be a shortage of 1.5 million college graduates in the workforce by 2020. Today, approximately 64% of the employers interviewed for the report state that they couldn’t find qualified candidates to fill positions in management, science and computer engineering.

When it comes to professions with the highest shortages and competition to fill, healthcare positions continue to lead the way. Open healthcare positions continue to demand very specific professional specialization and face the greatest competition among hiring managers. The Bureau of Labor Statistics predicts a future need for 5.6 million healthcare workers to fill job openings created by departures and newly created positions.

We will operate a specialized career community of healthcare professionals who work on temporary travel assignments in the U.S. This site will serve allied health professionals across the U.S., including nurses, therapists, pharmacists, radiologists and techs that work on 13-week assignments at healthcare facilities. The site is currently being developed to support the unique eCareer Talent Acquisition System™.

The Staffing and Recruiting Industry

According to the American Staffing Association (ASA), the staffing industry generated approximately $117 billion in sales in 2012: $104.8 billion from temporary and contract staffing and $12.2 billion in search and permanent placement services. Despite the recession’s impact on job markets in general, internal hiring within the staffing and recruiting industry represents a significant market for online job advertising. According to the American Staffing Association:

●	U.S. staffing companies employed an average of 2.9 million temporary and contract workers per day in 2012, up 4.1% from 2011.

●	In 2012 U.S., staffing firms hired 11.5 million temporary and contract employees over the course of the year.

●	79% of staffing employees work full time, virtually the same as the rest of the work force.
7

Competition

The market for recruiting services and employment advertising is highly competitive with numerous competitors. The progression of online recruiting has fostered the need to deliver simplicity and applicability to professionals, as well as a well-organized and economical recruitment method for direct employers, recruiters and staffing companies. The Internet’s progression has made it easier for new competitors to emerge with minimal barriers to entry, and advertisers have numerous options available to reach their target audience.

Our capability to generate new customers depends on the ability to enrich our websites and technology to meet the needs of the marketplace, the ability to remain at the forefront of new design and technology, competitive pricing, customer service and hiring and maintain the best people. We believe that our concept is unique and addresses specific niches, but various indirect competitors exist including:

Job Boards and Aggregators

Job boards and aggregators represent our indirect competition. Several of the largest companies in this market include:

Monster Worldwide, Inc.: The parent company of Monster.com, is one of the largest public companies for online job advertising. They have a local presence in North America, Europe and Asia.,

CareerBuilder.com: The company’s CareerBuilder Network consists of its flagship site careerbuilder.com, as well as affiliated career sites including the Los Angeles Times and MSN Careers.

Dice Holdings, Inc.: Dice is a leading provider of specialized career websites and career fairs for select professional communities. Dice Holdings owns seven specialized career websites.

Job Search Engines

Indeed.com is a privately held job search engine, established in 2004 and already existing in 53 countries. Their engine performs searches on thousands of company websites and job boards. As the leading pay-for-performance recruitment advertising network, Indeed.com drives millions of targeted candidates to jobs in many different fields. It is one of the largest job advertising websites.

Beyond.com, Inc. operates the world’s largest network of career websites, providing access to thousands of top-tier industry and local web sites. The company provides career search services, networking tools and portal software based on its network of more than 15,000 job websites. These sites connect job seekers with employers based on industry or geographic region. Beyond.com’s offerings extend past simple job boards; the company also provides various resources, tools and services to create career communities. Corporate clients also receive the benefits of applicant tracking systems, fraud prevention software, background checks and database marketing services.

Simply Hired, Inc. is an online job search engine and recruitment advertising network that features over 3 million jobs, gets 20 million unique visitors a month and has more than 5,000 partner sites. The company’s website is one of the top job search sites in America. Simply Hired’s site is now a network that includes social networks, media outlets, niche sites and blogs. Organizations that are all part of the company’s job offerings include LinkedIn, MySpace, Facebook, Plaxo, Business Week, Twitter, U.S. News & World Report, CNN Money and The Washington Post. The site also features 30,000 local job portals for U.S. cities, which outline the history of the city, provide an overview of the city’s economy and describe top companies, top careers, salary information and job trends.

Although large general recruitment websites and portals possess the capital to introduce new technology and accumulate millions of clients and résumé databases, their lack of specialization cannot create a “career-specific community.” In addition they lack flexibility to respond to specialized market needs and the specialized fields are vast. We believe that we have identified a unique niche market for specialized job boards, which will enable us to compete with these companies.

We believe that this lack of specialization permits us to target and service specialized fields with low “job board competition” where the hiring demand and advertising budgets for such professionals are high. We will create specialized career communities that are connected to professional and social networking platforms. We will offer highly targeted and focused career advertising to qualified candidates. Employers will be able to post available positions and interact with a specific group of professionals.

There are few barriers to entry into the Internet job board business, and there are likely to be companies comparable in size to ours which may create specialized job boards and verticals. We believe, however, that our ability to respond to technological advances and our management team will enable us to effectively compete against similarly situated companies.

Operations

Our business model is premised on the following principles:

●	Hire and maintain the highest level of employees who share our vision.

●	Secure the latest technology to create a no-cost user based career specific community where professionals can seek career opportunities, receive rich career-based content, interact on a professional and social level and fully enjoy interaction with entities seeking their employment.

●	Create maximum brand exposure through a network of recruiters, staffing professionals, corporate hiring managers and government hiring professionals.

●	Offer flexible and innovative solutions designed to fit the needs and reduce the cost of talent acquisition to hiring entities, as well as increase the availability and access to high-demand professionals and passive candidates.

●	Develop, maintain and improve highly specialized, technologically advanced web-based talent acquisition solutions and strategies.

●	Commit to the highest level of service, quality and technological innovation.

Our online job board software programs are and will be designed to our specifications. Each specialized job vertical will use a separate version of this software platform to operate independently of each other. This will allow each platform to have features relevant to that specific industry. This will result in lower costs and will increase revenue by providing a single point dynamic database management of content, talent packages, résumé delivery and collection as well as sophisticated search abilities for each vertical.

Advantages of our job verticals can be summarized as the following:

●	Fast deployment of highly specialized job board communities linked to branded professional and social networks;

●	Single data point, content management-driven platforms for faster searches, résumé storage and advertising proliferation throughout each specialized network;

●	Robust Content Management System (“CMS”) to provide different formats of content and interactivity;

●	Integration with search engine marketing and advertising;
9

●	Total integration with Web 2.0 technologies – social networks, blogging, micro-blogging, and social networking, etc.;

●	E-commerce system for all operations – from talent package to advertising sales on the job boards Internet advertising space;

●	Vertical aggregation with large niche advertising; and

●	Intuitive and user-friendly interface at all levels of access assuring a high quality experience for both the career professional and hiring entity.

Industry Partnerships, Affiliations and Strategic Alliances

We intend to develop partnerships across the Internet advertising industry, with Internet technology leaders, and with recruiters and staffing professionals both in corporations and recruiting/staffing firms. As a member of the American Staffing Association (“ASA”), the company has direct access to over 20,000 ASA associate member companies all active in the staffing and recruiting of various specialized professionals. We are also registered members of the Staffing Industry Analysts, the International Association of Employment Web Sites (IAEWS), ERE.net and various other professional organizations that provide us additional corporate exposure. These relationships will help us enter targeted professional markets.

We have already established a strategic alliance network with consultants, industry experts, recruiting and staffing organizations, corporate hiring managers and government agencies. This strategic alliance network will allow us to identify and respond to market demands in a timely and cost effective manner.

Business Development and Acquisition Strategies

Our business objective is to develop 12 specialized career websites that include career verticals and professional communities across four major industries: recruiting, healthcare, and energy & green technology. We have already acquired many domain properties specific to specialized careers in these industries. Fully implementing this plan will require a significant capital infusion. The industries we target are subject to changing market conditions.

Domain Properties

We currently own numerous specialized career domain addresses, which are reserved for future niche sites to be developed utilizing our Talent Acquisition System™ model. Some of the higher-level domains we will develop are Cardiologists.com, Radiologists.com and Pathologists.com.

Target Markets

Our targeted markets are recruiting and staffing firms, Fortune 2000 companies, U.S. government agencies, Professional Employer Organizations (PEO) and Human Resources Outsourcing (HRO) organizations that have a continued growing need for difficult to find professionals in specialized niches as outlined below:

Recruiting and Staffing Companies, Individual Recruiters and Headhunters

This segment represents a primary customer market. They are potential clients for fee-based access to résumé databases, research, analysis, and talent acquisition consulting services. Our management believes this targeted market represents a large pool of potential advertising clients and talent packages for our “recruiter” vertical, Openreq.com™.

Fortune 2000 corporations, Small Companies and Hiring Managers:

Our management believes these organizations with varying advertising budgets will be the second primary market. Depending on the vertical, we will target organizations in specialized industries where there is competition for specific professionals and the cost-per-hire is driving strong online advertising budgets. Additionally, medium to large corporations have internal recruiting and staffing professionals, and this group represents another strong market for talent packages and advertising services on Openreq.com™.

Professional Employer Organizations (PEO) and Human Resources Outsourcing (HRO):

Our management believes these organizations are an additional primary market. Many large and smaller organizations utilize these organizations and they represent a strong market opportunity for both their internal and external hires. This group represents another strong market for talent packages and advertising services on Openreq.com™.

Government Agencies:

U.S. government agencies and institutions face the same shortages for certain specialized professionals as the private sector. In the quest to acquire specialists in energy, IT, green industries research and other specialized fields, competition from private firms is a challenge. We will provide the technology and advertising platform for the most difficult to fill niche job markets for U.S. government clients. Most government agencies have internal recruiting departments and a strong demand for recruiters and staffing professionals, which will create additional potential advertising clients for Openreq.com™.

Other Businesses:

Additional revenue may be generated from industry-and profession-specific vendor advertising, résumé database mining, talent acquisition consulting and “white label” corporate career pages as our client base grows.

Revenue Opportunities

We will generate revenue through talent packages by recruiters, staffing, HR professionals and Fortune 2000 companies who either hire or recruit in high-demand professional fields. This revenue will be a combination of single and multiple talent packages on one or more of our job boards.

In addition, revenue will come from résumé database fee based access to corporations and recruiters and through selling banner ads and media packages to companies who want to advertise their services and products.

Expertise, Analysis and Research:

We will collect vast amounts of data and research within the profession-specific ecosphere which will be valuable for clients worldwide. Expertise will be capitalized through selling customer request data reports, specialized webinars, research papers and industry analyses.

Advertising and Marketing Strategy

We will rely upon available branding, positioning and advertising channels to establish leading career brands in the U.S. job advertising market. We will also focus on developing, increasing and maintaining brand name recognition for each of our verticals through targeted content and mass search engine proliferation, while integrating other forms of advertising into our Talent Acquisition System™ platform. Market success will be based on how fast and effectively candidates are attracted to use our services, how quickly relevant brand verticals can be built and upon available capital. Our marketing strategy is designed to increase market share of each specialized vertical and to position each job vertical at the highest search engine level.

We will market our specialized online, targeted advertising services through individual career-specific branded and highly specialized verticals, each vertical targeting a different profession. Recruiting and staffing firms, corporate hiring departments and government agencies will find value in several flexible advertising packages. The technology behind the Talent Acquisition System™ will permit fast and targeted access to the best-qualified candidates leading to a high quality cost-effective hire. This will serve as the foundation for our growth.

Targeted Market Research and Analysis: We have access to research data on employment and careers in the U.S. This enables us to define potential markets and sales prospects. Through constant monitoring and analyzing the demand and supply of specialists in different industry fields, the web performance of ads, and the web presence of our verticals, we will be able to monetize our specialized verticals and increase our web presence.

Brand Development and Positioning: We will develop, increase and maintain the eCareer brand as an Internet vertical aggregator company, servicing job advertising needs of targeted industries with high demand for specialized professionals. In addition, each specialized vertical will have its own positioning strategy to satisfy the specific industry it serves.

Brand Differentiation: We will develop and increase brand awareness across all e-channels as a leader in talent acquisition strategies through a unique technology and content driven platform. Brand differentiation will be achieved through unique visual and rich user content of each of the verticals, corresponding to the needs of each niche vertical.

Brand Expansion: We will expand our brand by developing additional specialized career specific verticals to serve high demand professional sectors. Such expansion will enhance our presence across multiple markets and thus contribute to our strength and profitability.

Capitalizing on Brand Recognition: The value of our services and our ability to attract advertising clients while delivering a rich and enjoyable online candidate experience are directly connected to brand recognition.

Verticals Packaging and Positioning: Each individual job vertical will represent an individual “branded” career community delivering a unique “Talent Acquisition System™” to that profession and target a specific markets.

Search Engine Optimization and Marketing (SEO/SEM): Since Internet search engines will drive the most relevant traffic to our websites and job verticals, a significant amount of our technical resources will be focused on search engine optimization (“SEO”). We will work with a leading SEO/SEM firm to maximize results as well as professionally managed “AdWords” campaigns for each specialized vertical.

Database Advertising: We will advertise and market each specialized vertical directly to the relevant candidates through professional databases. Additionally, we will market our advertising services to the specific client through industry-specific databases.

Online and Off-Line Public Relations: Micro-blogging sites and active participations in groups, pages and causes in social and professional websites will provide us with additional market exposure. We will work with universities, corporations and other networks to promote recruiting events and increase brand exposure through public relations.

Aggressive Pricing: We have designed a competitive pricing model for individual and bulk talent package fees, as well as résumé database mining and corporate advertising packages. To incentivize new advertising clients, we will offer free limited talent packages on annual advertising contracts.

Industry Publications: We will advertise each specialized vertical in industry specific publications and association websites relevant to that profession. This strategy will be used to attract both job-seeking and passive candidates as users of the specialized community, and job advertising by relevant clients. Professional association websites, industry publications and professional networks will all be used to source for the best candidates and advertising clients.

Telephone Sales and Marketing: We will develop a sales center that will operate from a centralized location. Each specialized vertical will have a sales manager leading a dedicated sales team, online community leaders and customer service experts working in concert to market our brands and services.

Direct Mail: Each specialized vertical will utilize e-mail campaigns and traditional direct mail campaigns to reach specific professionals and targeted advertisers.

Tradeshow and Conference Presentations: We will target professional tradeshows and conferences relevant to each vertical and participate with vendor exhibits and keynote speaking engagements. Our experience indicates that these off-line events, combined with online campaigns are strong strategies to establish “industry” presence and directly market each career vertical to targeted audiences.

Social Networking: We will continue to expand our presence on professional and social networks, including LinkedIn professional groups, Facebook groups and company pages. Additional networks will include Twitter, YouTube and Ning.com. Our objective is to create “branded” professional networks matching each specialized vertical. We intend to create a branded YouTube Channel for each specialized vertical which will host corporate promotional video content for advertising clients as well as video résumés and “online” interviews. In addition to the marketing exposure and SEO enhancement, these networks will create a unique and enjoyable “user” experience.

Micro-Blogging: Micro-blogging is another channel to interact with clients and specialized professionals in the form of real-time content and “featured” new position broadcasting. Twitter, “Twitter Groups” and “Twitter Interviews” are valuable tools for each of the profession-specific career verticals. Each specialized vertical will have a dedicated Twitter account to “Tweet” all open job positions.

Blogging and Specialty Forums: Professional blogs will continue to increase in number, and advertising in their web space will continue to be highly productive, since both clients and candidates read them.

Mobile Advertising: With 5.8 billion mobile phones currently in use worldwide, and in view of the importance of social networking and micro-blogging for the online recruiting industry, we intend to provide each job vertical with mobile solutions including smart phone mobile apps, job board, search and a full feature online community for candidates and employers.

Cross-Promotional Advertising and Strategic Marketing Alliances: We will partner with universities, continuing education vendors, freelance writers, industry experts and professional organizations to supply appropriate content for our specialized verticals.

Intellectual Property

Many of our services and products are and will be sold under trademarks, trade names, and copyrights. Such intellectual property could become significant assets in that they will provide product recognition. We will seek patent, trademark, or copyright protection covering our services and products, as needed. We have filed trademark applications for “eCareer,” “Bio Fuel Zone,” “Talent Acquisition System” and “Premier Hub.” We also believe we hold certain common law trademark and trade name rights in connection with certain of our services and products. Additionally, as we develop and improve our technologies, we may make applications to seek certain patent protections. We will use our best efforts to ensure the rights to all intellectual property we may hold are adequately protected, but there can be no assurance that our rights can be successfully asserted in the future or will not be invalidated, circumvented, or challenged.

Regulation and Legislation

User Privacy

We will collect, store and use a variety of information about both professionals and customers on our website properties. Within the websites, the information that is collected, stored and used will be provided by the professionals or customers with the intent of making it publicly available. We will post our privacy policies on our websites so that our users can access and understand the terms and conditions applicable to the collection, storage and use of information collected from users. Our privacy policies will also disclose the types of information we gather, how we use it and how a user can correct or change their information. Our privacy policies will also explain the circumstances under which we share this information and with whom. Professionals who register for our websites will have the option of indicating specific areas of interest in which they are willing to receive offers via email or postal mail. To protect confidential information and to comply with our obligations to our users, we will impose constraints on our customers to whom we provide user data, which will be consistent with our commitments to our users. Additionally, when we provide lists to third parties, including to our advertiser customers, it will be under contractual terms that are consistent with our obligations to our users and with applicable laws and regulations.

Government Regulation

Congress has passed legislation that regulates certain aspects of the Internet, including content, copyright infringement, user privacy, advertising and promotional activities, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations have enacted and also are considering, and may consider in the future, other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include, but are not limited to, libel, electronic contracting, pricing, quality of products and services and intellectual property ownership. As of January 1, 2004, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the “CAN-SPAM Act,” became effective. The CAN-SPAM Act regulates commercial emails and provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of email messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial emails (and other persons who initiate those emails) are required to make sure that those emails do not contain false or misleading transmission information. Commercial emails are required to include a valid return email address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision not to receive further commercial emails. In addition, the email must include a postal address of the sender and, under certain circumstances, notice that the email is an advertisement. The CAN-SPAM Act may apply to the marketing materials and newsletters that we may distribute to our audience via email. We will use our best efforts to ensure that our email practices comply with the requirements of the CAN-SPAM Act.

Employees

We currently have 13 full time employees and 4 part time employees. We anticipate adding additional employees, when adequate funds are available, and will continue using independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

ITEM 1A. RISK FACTORS

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED. IN SUCH CASE, WE MAY NOT BE ABLE TO PROCEED WITH OUR PLANNED OPERATIONS AND YOUR INVESTMENT MAY BE LOST ENTIRELY.

We have a limited operating history, and may not be successful in developing profitable business operations.

Upon the acquisition of ECI (as described in the section titled “Description of Business” below), we abandoned all of our previous business plans and adopted the business of ECI as our sole business. ECI is a development stage company focused in online job advertising, placement, recruiting and networking that was organized in October 2009. Accordingly, we have a limited operating history. Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the online job placement industry. As of the date of this report, we have generated no revenues and have limited assets. There is nothing at this time on which to base an assumption that our business operations will prove to be successful in the long-term. Our future operating results will depend on many factors, including:

●	our ability to raise adequate working capital;

●	success in developing and marketing specialized Internet job verticals;

●	demand for online job advertising, placement, recruiting and networking tools;

●	the level of our competition; and

●	our ability to attract and maintain key management and employees.

While our officers and directors have operated Internet based businesses, operated a medical placement company and have significant experience in the medical field, there can be no assurance that this experience will help us in developing specialized job verticals. Our prospects for success must be considered in the context of a new company in a highly competitive industry with few barriers to entry.

We have limited capital and will need to raise additional capital in the future.

We do not currently have sufficient capital to fund both our continuing operations and our planned growth. We will require additional capital to continue to grow our business via acquisitions and to further expand our online job advertising, placement, recruiting and networking. We may be unable to obtain additional capital when required. Future acquisitions and future business development activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing projects, debt financing, equity financing or other means. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned operations.

Any additional capital raised through the sale of equity will dilute the ownership percentage of our stockholders. Raising any such capital could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans which may have a further dilutive effect.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both generally and in our industry in particular), our limited operating history, national unemployment rates and the departure of key employees. Further, economic downturns will likely decrease our revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

Our Chief Executive Officer holds preferred shares that give him voting control of the company.

Our Chief Executive Officer, Joseph Azzata, holds 25,013 shares of Series A Preferred Shares. Each of the Series A Preferred Shares entitles the holder thereof to 500 votes on any matter brought to a vote of the holders of our common stock. Series A Preferred Shares have no economic interest in the Company. Mr. Azzata now has 12,565,908 votes on any matter brought to a vote of the holders of our common stock, including 12,506,500 votes through his ownership of the Series A Preferred Shares and 59,408 votes through his ownership of shares of our common stock. Accordingly, Mr. Azzata has voting control of over 90% of our outstanding voting shares.

In addition to the Series A Preferred Shares held by Mr. Azzata, the Board of Directors could also issue other classes of preferred stock in the future that would have preferences with respect to voting rights and dividends and in liquidation over our common stock, and could (upon conversion or otherwise) enjoy all of the rights appurtenant to common stock. The preferred shares held by Mr. Azzata and, in general, the Board’s authority to issue preferred stock in the future, could discourage potential takeover attempts and could delay or prevent a change in control of us through merger, tender offer, proxy contest or otherwise by making such attempts more difficult to achieve or more costly.

There is substantial doubt about our ability to continue as a going concern

At June 30, 2013, we had not yet achieved profitable operations, have accumulated losses of approximately $6 million since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan to address our ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods described above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The state of the U.S. economic and financial market environment could have a negative effect on our business and operations.

Because demand for our services is sensitive to changes in the level of economic activity, our business could suffer during economic downturns. Many companies hire fewer employees when economic activity is slow. As a result, demand for our services would be reduced, which leads to lower revenues. If the economy was to not fully recover or worsens, or unemployment remains at high levels, demand for our services and our revenues may be further reduced. In addition, lower demand for our services may lead to lower prices for our services.

Our market is highly competitive and developing. We may be unable to compete successfully against existing and future competitors.

The market for career services is highly competitive and barriers to entry in the market are relatively low. For example, there are tens of thousands of job boards currently operating on the Internet, and new competitors may emerge. We do not own any patented technology that would preclude or inhibit competitors from entering the recruiting and career development services market. We compete with other companies that direct all or portions of their websites toward the industries we serve. We compete with generalist job boards, many of which have substantially greater resources and brand recognition than we do, such as CareerBuilder (owned by Gannett, Tribune, McClatchy and Microsoft) and Monster.com, which, unlike specialist job boards, permits customers to enter into a single contract to find professionals across multiple occupational categories and attempts to fill all their hiring needs through a single website, as well as job boards focused specifically on the industries we will service. We also compete with newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities such as recruitment websites, or have recently partnered with generalist job boards. In addition, we face competition from aggregators of classified advertising, including SimplyHired, Indeed, Google, and Craigslist. Social and professional networking sites, such as LinkedIn, Facebook, Twitter and Google compete with us in providing professional services. We also compete with new and emerging competitors with new business models and products that customers are more willing to try in periods of economic uncertainty. Further, many of our customers also seek to recruit candidates directly by using their own resources, including corporate websites.

Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could cause our customers to stop using our services or put pressure on us to decrease our prices. If our current or potential customers, or the qualified professionals who use our websites, choose to use these websites rather than ours, demand for our services could decline and our revenues could be reduced. Additionally, talent packages and résumé posting in the career services industry are not marketed exclusively through any single channel, and accordingly, our competition could aggregate a set of postings similar to ours. Our inability to compete successfully against present or future competitors could materially adversely affect our business, results of operations, financial condition and liquidity.

We may not be able to successfully manage our growth, which could lead to our inability to implement our business plan.

Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have a small number of executive officers, employees and advisors. Further, as we enter into various contracts or other transactions, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth or in the event that the number of websites we operate increases. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

We need to maintain state of the art software and websites.

Website and Internet technologies are constantly changing. In order for us to remain competitive we must continue to develop and or utilize state of the art software. We must also continue to upgrade our websites to make visitors to our websites an educational and rewarding experience. If the software and technologies used in our websites should fall behind, we success of our business could be materially adversely affected.

We may not timely and effectively scale and adapt our technology and network infrastructure to ensure that our websites are accessible within an acceptable load time.

A key element to our growth potential is the ability of our users (including anyone who visits our websites regardless of whether or not they are a customer) enterprises and professional organizations in all geographies to access our website within acceptable load times. This is called website performance. We may experience website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our websites simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of our websites, especially during peak usage times and as our solutions become more complex and our user traffic increases.

If our websites are unavailable when users attempt to access them or do not load as quickly as they expect, users may seek other websites to obtain the information for which they are looking, and may not return to our websites as often in the future, or at all. This would negatively impact our ability to attract customers, enterprises and professional organizations and increase engagement on our websites. We expect to make significant investments to maintain and improve website performance and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

Capacity constraints, systems failures or breaches of our network security could materially and adversely affect our business.

We will generate revenue from recruitment products and services and employment advertising offered on our websites. As a result, our operations depend on our ability to maintain and protect our computer systems. Any system failure, including network, software or hardware failure that causes interruption or an increase in response time of our services, could substantially decrease usage of our services and could reduce the attractiveness of our services to both our customers and professionals. An increase in the volume of queries conducted through our services could strain the capacity of the software or hardware we employ. This could lead to slower response times or system failures and prevent users from accessing our websites for extended periods of time, thereby decreasing usage and attractiveness of our services. Our operations are dependent in part on our ability to protect our operating systems against: power loss, telecommunications failures, network, hardware or software failures, physical and electronic break-ins, hacker attacks, computer viruses or worms, and similar events. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of our services, which could materially impair or prohibit our ability to provide our services and significantly impact our business.

Additionally, overall Internet usage could decline if any well-publicized compromise of security occurs or if there is a perceived lack of security of personal and corporate information that is stored within our systems to facilitate hiring and recruitment business processes. “Online job boards, in particular, have been targeted by hackers who seek to gain unauthorized access to job seeker and customer data for purposes of implementing “phishing” or other schemes. Despite our implementation of firewalls, switchgear and other network security measures, our websites, servers, databases and other systems may be vulnerable to computer hackers, physical or electronic break-ins, sabotage, computer viruses, worms and similar disruptions from unauthorized tampering with our computer systems. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures.

We might be required to expend significant capital and resources to protect against, remediate or alleviate problems caused by such intrusions. We may also not have a timely remedy against a hacker who is able to penetrate our network security. Our networks could also be affected by computer viruses or other similar disruptive problems and we could inadvertently transmit viruses across our networks to our users or other third parties. Our hardware and back up systems could fail causing our services to be interrupted. Any of these occurrences, and negative publicity arising from any such occurrences, could harm our business or give rise to a cause of action against us. We do not have insurance coverage to protect against these risks. Our activities and the activities of third party contractors involve the storage, use and transmission of proprietary and personal information, including personal information collected from professionals who use our websites. Accordingly, security breaches could expose us to a risk of loss or litigation and possibly liabilities. We cannot assure you that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements. Any security breaches or our inability to provide users with continuous access to our networks could materially impact our ability to provide our services as well as materially impact the confidence of our customers in our services, either of which could have a material adverse effect on our business.

We may be liable with respect to the collection, storage and use of the personal information of professionals that use our services and our current practices may not be in compliance with proposed new laws and regulations.

Our business depends on our ability to collect, store, use and disclose personal data from the professionals who use our websites. We will attempt to disclose all our policies concerning the collection, use and disclosure of personally identifiable information on our websites. In recent years, class action lawsuits have been filed and the Federal Trade Commission and state agencies have commenced investigations with respect to the collection, use, sale and storage by various Internet companies of users’ personal information. While we attempt to be in compliance with current law, we cannot ensure that we will not be subject to lawsuits or investigations for violations of law. Moreover, our practices regarding the collection, storage and use of user information may not be in compliance with currently pending legislative and regulatory proposals by the United States federal government and various state and foreign governments intended to limit the collection and use of user information. While we will attempt to implement programs designed to enhance the protection of the privacy of our users, these programs may not conform to all or any of these laws or regulations and we may consequently incur civil or criminal liability for failing to conform. As a result, we may be forced to change our practices relating to the collection, storage and use of user information. Our failure or our perceived failure to comply with laws and regulations could also lead to adverse publicity and a loss of consumer confidence if it were known that we did not take adequate measures to assure the confidentiality of the personally identifiable information that our users had given to us. This could result in a loss of customers and revenue and materially adversely impact the success of our business.

Concern among prospective customers and professionals regarding our use of personal information collected on our websites, such as credit card numbers, email addresses, phone numbers and other personal information, could keep prospective customers from using our career services websites. Internet-wide incidents or incidents with respect to our websites, including misappropriation of our users’ personal information, penetration of our network security, or changes in industry standards, regulations or laws could deter people from using the Internet or our websites to conduct transactions that involve confidential information, which could have a material adverse impact on our business. We will strive to comply with industry standards and will likely be subject to the terms of privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We will also strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices, or new regulations could be enacted. Directives and privacy acts may have an adverse effect on our ability to collect, use, disclose and transfer personal data from users in the applicable jurisdictions and consequently may have an adverse effect on our business.

If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, our user engagement could decline.

We will depend in part on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our website. Our ability to maintain the number of visitors directed to our website is not entirely within our control. Our competitors’ search engine optimization, or “SEO,” efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our new user growth or in ways that make it harder for our users to use our website, or if our competitors’ SEO efforts are more successful than ours, overall growth in our user base could slow, user engagement could decrease, and we could lose existing users. These modifications may be prompted by search engine companies entering the online professional networking market or aligning with competitors. Any reduction in the number of users directed to our website would harm our business and operating results.

We may not be able to halt the operations of websites that aggregate our data as well as data from other companies, including social networks, or copycat websites that could misappropriate our data. These activities could harm our brand and our business.

Third parties may be able to misappropriate our data through website scraping, robots or other means and aggregate this data on their websites with data from other companies. In addition, “copycat” websites could misappropriate data on our network and attempt to imitate our brand or the functionality of our websites. These activities could degrade our brand and harm our business. If we become aware of such websites, we will attempt to employ technological or legal measures to halt their operations. We may not be able to detect all such websites in a timely manner, however, and, even if we could, technological and legal measures may be insufficient to stop their operations. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against such websites. Regardless of whether we can successfully enforce our rights against these websites, any measures that we may take could require us to expend significant financial or other resources.

We may not achieve profitability or positive cash flow.

Our ability to achieve and maintain profitability and positive cash flow will be dependent upon such factors as our ability to develop and market our job verticals. Based upon current plans, we expect to incur operating losses in future periods because we expect to incur expenses that will exceed revenues for an unknown period of time. We cannot guarantee that we will be successful in generating sufficient revenues to support operations in the future. Further, we may incur significant losses and there can be no assurance that we will be able to reverse this trend.

Our executive officers and key employees will be crucial to our business, and we may not be able to recruit, integrate and retain the personnel we need to succeed.

Our future success is dependent, in a large part, on retaining the services of Joseph Azzata, our Chief Executive Officer and Chairman, and Tim Kardok, our President and Director, and other key executives and advisors of the company. The knowledge, leadership and technical expertise of Messrs. Azzata and Kardok would be difficult to replace. While neither have plans to leave or retire in the near future, the loss of either individual could have a material adverse effect on our operating and financial performance, including our ability to develop and execute our long term business strategy. We do not maintain key-man life insurance with respect to Mr. Azzata or Mr. Kardok. Although our operating subsidiary has employment agreements with each of Mr. Azzata and Mr. Kardok, there can be no assurance that either will continue to be employed by us. The loss of the services of any key personnel, or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including our inability or limited success in developing our job verticals, completion of our initiatives, including growth plans and the results of our operations. Any failure by us to find suitable replacements for our key management may be disruptive to our operations. Competition for such personnel can be intense, and we may be unable to attract, integrate and retain such personnel successfully.

To date, we do not have any independent directors and have not implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

As of the date of this report, we do not have any independent directors to evaluate our decisions nor have we adopted corporate governance measures. Although not required by rules or regulations applicable to us, corporate governance measures such as the presence of independent directors, or the establishment of an audit and other independent committees of our Board of Directors, would be beneficial to our stockholders. We do not presently maintain any of these protections for our stockholders. It is possible that if our Board of Directors included independent directors and if we were to adopt corporate governance measures, stockholders would benefit from greater assurance that decisions were being made with impartiality by directors and that policies had been implemented to define conduct of our management and board members. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our officers and recommendations for director nominees may be made by existing members of the Board of Directors, who may have a direct interest in the outcome. Although we anticipate expanding the Board of Directors to include independent directors at some point in the future, when and if this will occur is uncertain.

Our management has voting control of the company.

Our Chief Executive Officer holds Series A Preferred Shares that give him voting control of the company. Accordingly, management has control over any matters which require a stockholder vote, including without limitation, the election of directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders. It could have the effect of delaying or preventing a change in control of, or otherwise discouraging, a potential acquirer from attempting to obtain control of the company. This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

We are vulnerable to intellectual property infringement claims brought against us.

Successful intellectual property infringement claims against us could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products, content and brand names do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We expect that infringement claims in our markets will increase in number. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we were found to have infringed the intellectual property rights of a third party, we could be liable to that party for license fees, royalty payments, lost profits or other damages, and the owner of the intellectual property might be able to obtain injunctive relief to prevent us from using the technology or software in the future. If the amounts of these payments were significant or we were prevented from incorporating certain technology or software into our products, our business could be significantly harmed. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. As a result, due to the diversion of management time, the expense required to defend against any claim and the potential liability associated with any lawsuit, any significant litigation could significantly harm our business, financial condition and results of operations.

If we are unable to protect our proprietary rights or maintain our rights to use key technologies of third parties, our business may be harmed.

A degree of uncertainty exists concerning the application and enforcement of trademark, trade dress and copyright laws to the Internet, and existing laws may not provide us adequate protection for our original content or the appearance of our Internet sites. In addition, because copyright laws do not prohibit independent development of similar content, copyright laws may not provide us with any competitive advantage. We do not currently have any patents with respect to any of our software systems, methods and related technologies, and any patents issued to us in the future (if we make such applications) may be later challenged, invalidated or circumvented, and the rights granted under patents may not provide us with a competitive advantage. We may also face risks associated with any trademarks to which we own the rights. Policing unauthorized use of our proprietary technology and other intellectual property rights could involve significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of certain other countries may afford us little or no effective protection of our intellectual property. Moreover, certain amendments to the United States patent law made by the America Invents Act of 2011, when they become effective, may affect our ability to protect our innovations and defend against claims of patent infringement.

Our ability to generate fees from Internet commerce may also depend on data encryption, authentication and other technologies that we may be required to license from third parties. Third-party technology licenses may not be available to us on acceptable commercial terms or at all. The inability to enter into and maintain any of these technology licenses could significantly harm our business, financial condition and operating results.

We may incur significant increased costs as a result of operating as a public company, and our management may be required to devote substantial time to new compliance initiatives.

In the future, we may incur significant legal, accounting and other expenses as a result of operating as a public company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

There presently is a limited market for our common stock, and the price of our common stock may be volatile.

Our common stock is currently quoted on OTC Bulletin Board. We have a very limited trading history. If a market for our common stock ever develops, there can be no assurance that the market can be sustained. There could be volatility in the volume and market price of our common stock. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, factors relating to our industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Our stockholders could sell substantial amounts of common stock in the public market, including shares upon the expiration of any statutory holding period under Rule 144 of the Securities Act of 1933 (the “Securities Act”), if available, or upon trading limitation periods. Such volume could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to secure additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our directors and officers have rights to indemnification.

Our Articles of Incorporation provide, as permitted by governing Nevada law, that we will indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person is or was our director or officer, or who is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with the action, suit or proceeding, to the full extent permitted by the Nevada Revised Statutes. The inclusion of these provisions in our Articles may have the effect of reducing the likelihood of derivative litigation against directors and officers, and may discourage or deter stockholders or management from bringing a lawsuit against directors and officers for breach of their duty of care, even though such an action, if successful, might otherwise have benefited us and our stockholders.

We do not anticipate paying any cash dividends.

We do not anticipate paying cash dividends on our common stock. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business strategy; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

We may be subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock may be deemed a “penny stock” and be subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market of penny stocks.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict persons from participating in a distribution of a penny stock, under certain circumstances, if the SEC finds that such a restriction would be in the public interest.

THE RISKS SET FORTH ABOVE SHOULD NOT BE CONSTRUED AS A COMPLETE LIST OF THE RISKS WHICH MAY AFFECT THE COMPANY’S BUSINESS OR THE RISKS WHICH A SHAREHOLDER OR PROSPECTIVE INVESTOR MAY FACE.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 2300 Glades Road, Suite 302e, Boca Raton, Florida 33431. We lease approximately 1,000 square feet under a lease agreement that expires in January 2016. This lease was amended to add additional space to accommodate the company’s growth, and expires in September 2018.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol “ECHI.” Trading in our common stock in the over-the-counter market has been very limited and the quotations set forth below are not necessarily indicative of actual market conditions. The high and low sales prices for our common stock for each quarter of the fiscal years ended June 30, 2013 and 2012, according to OTC Markets Group Inc., were as follows:

Quarter Ended	High	Low
June 30, 2013 (1)	$9.00	$4.20
March 31, 2013	$0.65	$0.64
December 31, 2012	$1.05	$0.65
September 30, 2012	$0.65	$0.45
June 30, 2012	$0.60	$0.44
March 31, 2012	$0.40	$0.40
December 31, 2011	$0.40	$0.40
September 30, 2011	$0.40	$0.40

(1) On June 25, 2013, we effected a one-for-twelve (1:12) reverse split of our issued and outstanding shares of common stock. For purposes of the quarter ended June 30, 2013 only, the prices for this entire quarter reflect post-split amounts.

As of September 28, 2013, the closing price of eCareer Holdings, Inc.’s common stock was $5.50 per share, according to OTC Markets Group Inc.

Record Holders

As of September 28, 2013, there were approximately 257 stockholders of record holding our common stock, which does not include an undetermined number of beneficial stockholders who hold their shares in “street name” through a brokerage or other institution. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

Dividends

We have not declared any cash dividends since inception and do not anticipate paying any such dividends in the future. The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on common stock other than those generally imposed by applicable state law.

Equity Compensation Plan Information

We do not have any equity compensation plans as of June 30, 2013 or to date.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended June 30, 2013 and 2012, found in this 10-K report.

In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks.

General

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this report on Form 10-K.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Overview

We were incorporated in March 2005, as Barossa Coffee Company, under the laws of the State of Nevada. We were originally formed to open and operate, through a wholly-owned subsidiary, Alchemy Coffee Company, Inc. (“Alchemy”), a retail, specialty coffee outlet. We opened a retail coffee outlet in February 2006, specializing in the sale of high quality foods and beverages. Due to continuing cash needs, however, we spun off Alchemy in October 2006. In the spin off transaction, we transferred ownership of Alchemy to one of our stockholders in exchange for all his shares of our common stock. After this transaction, we had no business activity or operations, other than investigating potential acquisitions. Upon the acquisition of eCareer, Inc. (“ECI”), as described above under the “Corporate History and Background” section of this report, the business of ECI became our sole business. We are a developmental stage company with limited operations to date.

As a result of the transactions effected by the Exchange Agreement, as noted in Item 1, for financial statement reporting purposes, the exchange has been treated as a reverse acquisition with ECI deemed the accounting acquirer and BCCI deemed the accounting acquiree. The reverse acquisition is deemed a capital transaction and the assets and liabilities of ECI are carried forward to the Company at their carrying value before the acquisition. The equity of the Company is the historical equity of ECI retroactively restated to reflect the number of shares issued by ECI using the capital structure of BCCI. Upon the closing of the Exchange Agreement, ECI became the operating company and BCCI abandoned all of its previous business plans, with the business of ECI now being the Company’s sole business. Accordingly, these financial statements present the operations only of ECI from inception through the date of the exchange (April 11, 2013) and on a consolidated basis for ECHI and ECI after the exchange, and the resulting non-controlling interest in ECI. All intra-company transactions have been eliminated on consolidation.

We are a website designer, developer and marketer of niche career sites. Our sites are designed to brand client companies to active and passive candidates within each identified niche. Site features include: industry news, social media groups, niche-specific content, webinars, events, training programs and consolidated industry statistics. Access to the site is free to users and revenue is generated through advertising, resume searches and a job board function. Our first site, Openreq.com™, was publically launched on January 1, 2013.

Critical Accounting Policies

We use estimates throughout our consolidated financial statements. We consider an accounting estimate to be critical if: (1) the estimate requires us to make assumptions about the matters that are highly uncertain at the time the estimate is made or (2) changes in the estimate are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors. In addition there are other items within our financial statements that require estimation but are not deemed critical as defined above. Change in estimates could have an impact on our operations and financial position.

The accounting policies and estimates we consider most critical are presented below.

Development Stage - The Company’s financial statements are presented as those of a development stage company. Activities during the development stage primarily include implementing the business plan and obtaining additional equity related financing.

Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of service has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of customer discounts ratably over the service period. Payments received in advance of services being rendered are recorded as deferred revenue and recognized over the service period. The Company generates revenue from the following sources:

Talent acquisition package revenues are derived from the sale, to recruiters and employers, a combination of talent packages and access to a searchable database of candidates on the Openreq.com website. Certain of the Company’s arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. The Company determines the units of accounting for multiple element arrangements in accordance with the Multiple-Deliverable Revenue Arrangements subtopic of the FASB ASC. Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis. The Company’s arrangements do not include a general right of return. Services to customers buying a package of available talent packages and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to 12 months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period.

Advertising revenue is recognized over the period in which the advertisements are displayed on the websites or at the time the newsletter campaign is sent to its registered members.

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Such estimates and assumptions impact, among others, the following: valuation and potential impairment associated with intangible assets and estimates pertaining to the valuation allowance for deferred tax assets due to continuing, and expected future operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates, and those differences could be material.

Intangible Assets - The Company’s intangible assets consist of website development costs and domain names.

The Company accounts for website development costs in accordance with Accounting for Website Development Costs, wherein website development costs are segregated into three activities:

1)	Initial stage (planning), whereby the related costs are expensed.

2)	Development (web application, infrastructure, graphics), whereby the related costs are capitalized and amortized once the website is ready for use. Costs for development content of the website may be expensed or capitalized depending on the circumstances of the expenditures.

3)	Post-implementation (after site is up and running: security, training, admin), whereby the related costs are expensed as incurred. Upgrades are usually expensed, unless they add additional functionality.

Amortization is provided utilizing the straight-line method over the three year estimated useful lives of these assets.

Domain names are not being amortized as they are determined to have indefinite lives.

Intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges taken during the years ended June 30, 2013 and 2012, and since inception.

Results of Operations - Year ended June 30, 2013 compared to June 30, 2012

Revenue for the year ended June 30, 2013 was $9,092. There were no revenues in June 30, 2012.

Net loss for the year ended June 30, 2013, was approximately $3.9 million or approximately $11 per share (basic and diluted). This resulted in a net loss increase of approximately $1.9 million or 100% compared to the year ended June 30, 2012, primarily due to increases in professional fees and payroll costs.

Operating expenses for the year ended June 30, 2013, were approximately $3.9 million compared to approximately $1.9 million in operating expenses for the year ended June 30, 2012. Operating expenses for the year ended June 30, 2013, consist of approximately $1.7 million of professional and consulting fees, approximately $1.1 million of payroll expenses, approximately $.5 million of marketing, and approximately $.5 million of general and administrative expenses. This is compared to operating expenses for the year ended June 30, 2012 of $1.9 million, which consist of approximately $1.2 million of professional and consulting fees, approximately $.5 million of payroll expenses, approximately $97 thousand of marketing, and approximately $100 thousand of general and administrative expenses. All of these increases can be attributed to raising capital and the reverse merger of ECI with Barossa.

Liquidity and Capital

At June 30, 2013, we had cash of $214,483 as compared to $1,083,571 at June 30, 2012. The working capital at June 30, 2013, was ($17,916) compared to $950,158 at June 30, 2012, a decrease of $968,074. The decrease is primarily attributable to the operating net loss of approximately $3.9 million and an increase in cash raised through issuance of common stock of approximately $3.4 million.

For the year ended June 30, 2013, cash used in operating activities was approximately $3.6 million as compared to approximately $1.7 million for the year ended June 30, 2012. Our primary uses of cash from operating activities for the year ended June 30, 2013 were losses from operations of approximately $3.9 million.

Net cash used in investing activities for the year ended June 30, 2013, was approximately $641 thousand, predominantly from the purchase of property and equipment and intangible assets. This compares with net cash used in investing activities of approximately $137 thousand for the year ended June 30, 2012, predominantly from the purchase of property and equipment and intangible assets.

Net cash provided by financing activities for year ended June 30, 2013, was approximately $3.3 million from the issuance of common stock offset by offering costs. For June 30, 2012, the net cash provided by financing activities was approximately $2.9 million, which included approximately $3.5 million from the issuance of common stock offset by offering costs and the repayment of a stockholder loan.

Current and Future Financing Needs

We have stockholders’ equity of approximately $700 thousand at June 30, 2013, and have incurred a net loss of approximately $5.9 million since inception. Since June 30, 2013, we have raised additional capital through September 28, 2013, of $105,000 through the issuance of common stock.

We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock. At June 30, 2013, we had no debt and a working capital deficit of approximately $18 thousand. The opinion of our independent registered accounting firm for the fiscal year ended June 30, 2013, states that there is substantial doubt as to our ability to continue as a going concern. During the year ended June 30, 2013, we raised approximately $3.7 million, (net of expenses of approximately $.5 million) from the issuance of our common stock, and since then we have raised an additional approximately $105 thousand from the exercise of warrants for common stock. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. Our current negative cash flow rate is approximately $300,000 per month. We do not have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS.

Our consolidated financial statements for the fiscal years ended June 30, 2013 and 2012 and from October 13, 2009 (Inception) to June 30, 2013 are attached hereto.

eCareer Holdings, Inc.

 (FKA Barossa Coffee Company, Inc.)

 (A Development Stage Company)

Consolidated Financial Statements

 June 30, 2013 and 2012

De Meo, Young, McGrath

A Professional Services Company

SUITE 517	SUITE 459
2400 EAST COMMERCIAL BOULEVARD	2424 NORTH FEDERAL HIGHWAY
FORT LAUDERDALE, FLORIDA 33308	BOCA RATON, FLORIDA 33431
(954) 351-9800	(561) 447-9800
FAX (954) 938-8683	FAX (561) 391-8856
dym@dymco.net	boca@dymco.net

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

eCareer Holdings, Inc.

Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of eCareer Holdings, Inc. (a corporation in the development stage) as of June 30, 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We did not audit the consolidated financial statements of eCareer Holdings, Inc. (formerly known as eCareer, Inc.) for the period from inception to June 30, 2012. Such statements are included in the cumulative inception to June 30, 2012 totals of the consolidated statements of operations and cash flows and reflect total revenues and net loss of 0% and 33.5%, respectively, of the related cumulative totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts for the period from inception to June 30, 2012, included in the cumulative totals, is based solely on the reports of the other auditors

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eCareer Holdings, Inc. and its subsidiary at June 30, 2013, and the results of its operations and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Fort Lauderdale, Florida

October 2, 2013

DYM

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS: MANAGEMENT CONSULTING SERVICES DIVISION; SEC PRACTICE SECTION;

PRIVATE COMPANIES PRACTICE SECTION; TAX DIVISION ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● INSTITUTE OF BUSINESS APPRAISERS

28

ECAREER HOLDINGS, INC.
(FKA BAROSSA COFFEE COMPANY, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND 2012

	June 30,
	2013	2012
ASSETS

Current assets
Cash and cash equivalents	$214,483	$1,083,571
Prepaid expenses	189,289	184,441
Total current assets	403,772	1,268,012

Property and equipment, net	271,321	51,448

Other assets
Intangible assets	440,749	84,784
Prepaid expenses	—	83,329
Total other assets	440,749	168,113

Total assets	$1,115,842	$1,487,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$421,688	$317,854
Total current liabilities	421,688	317,854

Stockholders’ equity
Series A, Preferred stock, $0.001 par value, 1,000,000 shares authorized, 25,013 and 100,000 shares issued and outstanding, respectively	25	100
Common stock, $0.001 par value, 50,000,000 shares authorized, 364,006 and 286,162 shares issued and 363,117 and 283,818 shares outstanding, respectively	362	283
Additional paid-in capital	6,505,602	3,715,024
Deficit accumulated during the development stage	(5,854,847)	(2,191,688)
Subscription receivable	—	(354,000)
Non-controlling interest	43,012	—

Total stockholders’ equity	694,154	1,169,719

Total liabilities and stockholders’ equity	$1,115,842	$1,487,573

The accompanying notes are an integral part of these consolidated financial statements

ECAREER HOLDINGS, INC.

(FKA BAROSSA COFFEE COMPANY, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2013 AND 2012 AND FROM OCTOBER 13, 2009 (INCEPTION) TO JUNE 30, 2013

	Year Ended June 30,		October 13, 2009 (Inception) to
	2013	2012	June 30, 2013

Revenue	$9,092	$—	$9,092

Selling, general and administrative expenses
Marketing and advertising	522,799	—	522,799
Salaries and benefits	1,104,938	—	1,104,938
Professional and consulting fees	1,619,038	—	1,619,038
General and administrative expenses	545,540	1,897,294	2,650,626
General and administrative expenses - related parties	80,000	62,900	142,900
Total selling, general and administrative expenses	3,872,315	1,960,194	6,040,301

Loss from operations	(3,863,223)	(1,960,194)	(6,031,209)

Loss on sale of available-for-sale marketable securities	—	—	(23,702)

Net loss	(3,863,223)	(1,960,194)	(6,054,911)

Net loss attributable to non-controlling interest	200,064	—	200,064

Net loss attributable to eCareer Holdings, Inc.	$(3,663,159)	$(1,960,194)	$(5,854,847)

Net loss per share - basic and fully diluted	$(11.12)	$(13.69)	$(41.61)

Weighted average number of common shares outstanding during the year/period - basic and fully diluted	329,329	143,164	140,724

The accompanying notes are an integral part of these consolidated financial statements

ECAREER HOLDINGS, INC.

(FKA BAROSSA COFFEE COMPANY, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2013 AND 2012 AND FROM OCTOBER 13, 2009 (INCEPTION) TO JUNE 30, 2013

						Deficit
	Preferred Stock A		Common Stock			Accumulated
					Additional	During the	Subscriptions	Non-controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	Development Stage	Receivable	Interest	Total

Issuance of common stock for services - founders shares ($0.048/share - post reverse split)	—	$—	89,112	$89	$4,186	$—	$—	$	$4,275
Net loss - October 13, 2009 (Inception) to June 30, 2010	—	—	—	—	—	(4,407)	—		(4,407)
Balance - June 30, 2010	—	—	89,112	89	4,186	(4,407)	—		(132)
Issuance of common stock for cash and subscriptions receivable ($24 - $48/share - post reverse split)	—	—	3,431	3	102,098	—	(2,500)		99,601
Direct offering costs					(26,803)				(26,803)
Net loss - 2011	—	—	—	—	—	(227,087)	—		(227,087)
Balance - June 30, 2011	—	—	92,543	92	79,481	(231,494)	(2,500)		(154,421)
Receipt of cash for subscriptions receivable							2,500		2,500
Issuance of common stock for cash and subscriptions receivable ($12 - $48/share - post reverse split)	—	—	180,383	180	3,817,525	—	(354,000)		3,463,705
Direct offering costs					(502,119)				(502,119)
Issuance of series A preferred stock for services ($0.716/share) - related party	100,000	100			71,500				71,600
Issuance of common stock for services ($14 - $36/share - post reverse split)			7,765	8	248,640	—	—		248,648
Issuance of common stock for direct offering costs ($31/share - post reverse split)			3,127	3	(3)				—
Net loss - 2012	—	—	—	—	—	(1,960,194)	—		(1,960,194)
Balance - June 30, 2012	100,000	100	283,818	283	3,715,024	(2,191,688)	(354,000)		1,169,719
Issuance of common stock for cash and subscriptions receivable ($24 - $48/share - post reverse split)			40,601	41	1,286,509		(50,300)		1,236,250
Issuance of common stock and warrants for cash and subscriptions receivable ($48/unit - post reverse split)			55,757	56	2,079,821		(666,000)		1,413,877
Receipt of cash for subscriptions receivable							892,800		892,800
Direct offering costs					(435,041)				(435,041)
Issuance of common stock for services ($14 - $36/share - post reverse split)			1,107	1	37,020				37,021
Net loss - July 1, 2012 to April 11, 2013						(2,736,880)			(2,736,880)
Segregation of non-controlling interest in subsidiary on reverse capitalization			(57,878)	(58)	(243,018)			243,076	0
Issuance of common stock in reverse recapitalization			39,451	39	(459,531)		177,500		(281,992)
Exchange of subsidiary preferred stock for ECHI preferred stock	(74,987)	(75)			75				—
Direct offering costs					(83,776)				(83,776)
Issuance of subsidiary common stock for cash and subscriptions receivable ($24 - $48/share - post reverse split)					8,000				8,000
Issuance of subsidiary common stock and warrants for cash and subscriptions receivable ($48/unit - post reverse split)					449,500				449,500
Receipt of cash for subsidiary’s subscriptions receivable					145,500				145,500
Issuance of common stock for services ($16 - $36/share - post reverse split)			261	0	1,665				1,665
Issuance of subsidiary common stock for services ($25 to $35/share - post reverse split)					3,854				3,854
Net loss - April 12, 2013 to June 30, 2013						(926,279)		(200,064)	(1,126,343)
Balance - June 30, 2013	25,013	$25	363,117	$362	$6,505,602	$(5,854,847)	$—	$43,012	$694,154

The accompanying notes are an integral part of these consolidated financial statements

ECAREER HOLDINGS, INC.

(FKA BAROSSA COFFEE COMPANY, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2013 AND 2012 AND FROM OCTOBER 13, 2009 (INCEPTION) TO JUNE 30, 2013

			October 13, 2009
			(Inception) to
	Year Ended June 30,		June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,863,223)	$(1,960,194)	$(6,054,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49,680	3,453	53,376
Amortization	15,453	—	15,453
Stock issued for services - common stock	42,540	248,648	295,463
Stock issued for services - preferred stock - related party	—	71,600	71,600
Loss on sale of available-for-sale marketable securities	—	—	23,702
Changes in operating assets and liabilities:
Prepaid expenses	78,481	(267,770)	(189,289)
Accounts payable and accrued liabilities	103,834	229,800	421,688
Net cash used in operating activities	(3,573,235)	(1,674,463)	(5,362,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	—	—	48,080
Purchases of intangible assets	(371,418)	(84,784)	(456,202)
Purchases of property and equipment	(269,553)	(52,507)	(324,697)
Net cash used in investing activities	(640,971)	(137,291)	(732,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan payable	—	9,000	160,434
Repayment of shareholder loan payable	—	(81,523)	(232,216)
Proceeds from sale of common stock	4,145,927	3,466,205	7,711,733
Cash consideration for reverse recapitalization	(281,992)		(281,992)
Payment of offering costs	(518,817)	(502,119)	(1,047,739)
Net cash provided by financing activities	3,345,118	2,891,563	6,310,220

Net (decrease) increase in cash and cash equivalents	(869,088)	1,079,809	214,483

Cash and cash equivalents - beginning of year/period	1,083,571	3,762	—

Cash and cash equivalents - end of year/period	$214,483	$1,083,571	$214,483

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$—	$—	$—
Payment of interest	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Exchange of subsidiary preferred stock for ECHI preferred stock	$75	$—	$75
Stock issued for services - preferred stock - related party	$—	$—	$71,600
Creation of non-controlling interest in reverse capitalization	$243,076	$—	$243,076
Stock issued for services - common stock	$42,540	$—	$295,463
Shares issued for subscriptions receivable	$—	$354,000	$354,000
Shares issued for direct offering costs	$—	$96,000	$96,000
Shareholder advance of marketable securities	$—	$—	$71,782

The accompanying notes are an integral part of these consolidated financial statements

eCareer Holdings, Inc.

(FKA Barossa Coffee Company, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 – Organization and Nature of Operations

eCareer Holdings Inc., (“the Company”) (“ECHI”) was incorporated under the laws of the State of Nevada on March 24, 2005 as Barossa Coffee Company, Inc. The Company changed its name from Barossa Coffee Company, Inc. to eCareer Holdings, Inc., in connection with the reverse acquisition on April 11, 2013, and is headquartered in Boca Raton, Florida.

The Company’s fiscal year end is June 30.

Acquisition of Barossa Coffee Company, Inc. as a Reverse Recapitalization

As initially reported in our current report on Form 8-K filed on August 30, 2012, on that date, Barossa Coffee Company, Inc., a shell company and Nevada corporation (“BCCI”), entered into an Agreement and Plan of Reorganization (the “Exchange Agreement”) with certain principal stockholders of BCCI (collectively, the “Principal BCCI Stockholders”), eCareer, Inc., a Florida corporation (“ECI”), and the consenting owners of the outstanding shares of common stock of ECI.

The agreement provides for BCCI to acquire all of the issued and outstanding shares of common stock of ECI in exchange for a total of 4,260,690 shares of common stock of BCCI. After the parties agreed to extend the date of closing, the transactions contemplated by the Exchange Agreement closed on April 11, 2013, whereupon BCCI acquired 15,570,077 shares of ECI, representing 84.73% of ECI’s issued and outstanding common stock, in exchange for 3,894,668 restricted shares of newly issued common stock of BCCI—an exchange ratio of 0.250138 newly issued shares of BCCI common stock for every one share of ECI common stock. The 3,894,668 restricted shares of BCCI common stock issued to former ECI stockholders at closing represents 89.2% of the issued and outstanding common stock of BCCI.

Pursuant to the Exchange Agreement, as extended, ECI paid a total of $245,000 cash to BCCI in seven scheduled payments, including a final payment of $165,000 which was made at closing. Contemporaneously, BCCI used $215,000 of the $245,000 to redeem and cancel 4,260,690 shares of its pre-exchange common stock from the Principal BCCI Stockholders. BCCI used the remaining $30,000 to pay certain consultants for services rendered. In connection with the parties’ agreement to extend the closing date of the Exchange Agreement, ECI also paid total extension penalties to BCCI as of closing of $37,539.

As a result of the transactions effected by the Exchange Agreement, for financial statement reporting purposes, the exchange has been treated as a reverse acquisition with ECI deemed the accounting acquirer and BCCI deemed the accounting acquiree. The reverse acquisition is deemed a capital transaction and the assets and liabilities of ECI are carried forward to the Company at their carrying value before the acquisition. The equity of the Company is the historical equity of ECI retroactively restated to reflect the number of shares issued by ECI using the capital structure of BCCI. Upon the closing of the Exchange Agreement, ECI became the operating company and BCCI abandoned all of its previous business plans, with the business of ECI now being the Company’s sole business. Accordingly, these financial statements present the operations only of ECI from inception through the date of the exchange (April 11, 2013) and on a consolidated basis for ECHI and ECI after the exchange, and the resulting non-controlling interest in ECI. All intra-company transactions have been eliminated on consolidation.

The Company is a provider of niche industry websites designed to brand client companies to active and passive companies within each niche. Site features include: industry news, social media groups, niche-specific content, webinars, events, training programs and industry statistics. Access to the sites is free to users, and revenue is to be generated through advertising, resume searches, and job board functions. The Company’s first site, openreq.com, was publically launched January 1, 2013.

Reverse Stock Split

On June 3, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended, to effect a one-for-twelve (1:12) reverse split of its issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split was effective in the market on June 25, 2013. Every 12 shares of common stock outstanding were combined, converted and changed into one share of common stock. All share and per share amounts in these financial statements have been restated to give effect to the reverse stock split.

eCareer Holdings, Inc.

(FKA Barossa Coffee Company, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 2 – Going Concern

As reflected in the accompanying financial statements, since inception the Company has incurred a net loss of approximately $6.0 million and net cash used in operations of approximately $5.4 million. As of June 30, 2013 the Company has a working capital deficit of approximately $150,000.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities. In addition, the Company is in the development stage and has generated insignificant revenue since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue operations is dependent on the success of management’s plans, which include the raising of capital through the issuance of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. Our current negative cash flow is approximately $300,000 per month. The Company believes its current available cash along with anticipated revenue may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Expense Classifications

The 2013 income statement has been expanded to reflect categories of expense that the Company deems to be important to the understanding of 2013 operations.

Development Stage

The Company’s consolidated financial statements are presented as those of a development stage company. Activities during the development stage primarily include implementing the business plan and obtaining additional equity related financing.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Such estimates and assumptions impact, among others, the following: valuation and potential impairment associated with intangible assets and estimates pertaining to the valuation allowance for deferred tax assets due to continuing, and expected future operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates, and those differences could be material.

Risks and Uncertainties

The Company’s operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure.

Cash and Cash Equivalents

The Company maintains cash balances at a single financial institution. The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. Cash equivalents consisted of money market funds totaling $97,735 and $1,015,247 at June 30, 2013 and 2012, respectively.

eCareer Holdings, Inc.

(FKA Barossa Coffee Company, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

On June 30, 2012, the balances exceeded the federally insured limit by $765,247.

Marketable Securities

In January 2011, the Chief Executive Officer (“CEO”) contributed 652,556 shares of a publically traded stock, having a basis of $71,782 ($0.11/share). During the year ended June 30, 2011, these shares were sold for proceeds of $48,080, resulting in a loss of $23,702.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Asset	Life/Years
Equipment	5 - 7
Furniture and fixtures	5
Computer software	5
Leasehold improvements	Lesser of 15 years or the term of the lease

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken during the years ended June 30, 2013 and 2012 and since inception.

Intangible Assets

The Company’s intangible assets consist of website development costs and domain names.

The Company accounts for website development costs in accordance with Accounting for Website Development Costs, wherein website development costs are segregated into three activities:

1)	Initial stage (planning), whereby the related costs are expensed.

2)	Development (web application, infrastructure, graphics), whereby the related costs are capitalized and amortized once the website is ready for use. Costs for development content of the website may be expensed or capitalized depending on the circumstances of the expenditures.

3)	Post-implementation (after site is up and running: security, training, admin), whereby the related costs are expensed as incurred. Upgrades are usually expensed, unless they add additional functionality.

Amortization is provided utilizing the straight-line method over the three year estimated useful lives of these assets.

Domain names are not being amortized as they are determined to have indefinite lives.

Intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges taken during the years ended June 30, 2013 and 2012, and since inception.

Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of service has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of customer discounts ratably over the service period. Payments received in advance of services being rendered are recorded as deferred revenue and recognized over the service period. The Company generates revenue from the following sources:

eCareer Holdings, Inc.

(FKA Barossa Coffee Company, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Talent acquisition package revenues are derived from the sale, to recruiters and employers, of a combination of talent packages and access to a searchable database of candidates on the Openreq.com website. Certain of the Company’s arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. The Company determines the units of accounting for multiple element arrangements in accordance with the Multiple-Deliverable Revenue Arrangements subtopic of the FASB ASC. Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis. The Company’s arrangements do not include a general right of return. Services to customers buying a package of available talent packages and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to 12 months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period.

Advertising revenue is recognized over the period in which the advertisements are displayed on the websites or at the time the newsletter campaign is sent to its registered members.

Advertising and Marketing Expense

The Company’s policy is to expense advertising and marketing costs as incurred. Advertising and marketing expense was as follows:

	Year Ended		October 13, 2009 (Inception) to
	June 30, 2013	June 30, 2012	June 30, 2013
Advertising	$55,110	$2,444	$57,554
Marketing	467,689	96,933	601,497
	$522,799	$99,377	$659,051

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary.

Assessing whether deferred tax assets are realizable requires significant judgment. The Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent the Company believes it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against the Company’s deferred tax assets, which increase income tax expense in the period when such a determination is made.

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations. There were no unrecognized tax benefits for the years ended June 30, 2013 and June 30, 2012.

Share Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants, warrants and restricted stock grants are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.  As shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum or monthly price observations have been utilized, as the use of daily price observations could be artificially inflated because of a larger spread between the bid and asked quotes and lack of consistent trading in the market.

eCareer Holdings, Inc.

(FKA Barossa Coffee Company, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Net Loss Per Share

Basic earnings per share (“EPS”) is computed by dividing the net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants) and convertible debt or convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The Company had the following potential common stock equivalents at June 30, 2013 and 2012:

	2013	2012
Common stock warrants - ECI	17,247	—
Common stock warrants - ECHI	51,497	—
Unvested stock grants - ECI	478
Unvested stock grants - ECHI	890	2,345
Total common stock equivalents	70,112	2,345

Fair Market Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

Level 2 – Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company’s financial instruments consist primarily of prepaid expenses, accounts payable and accrued liabilities. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of June 30, 2013 and 2012, respectively, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have had a material impact on the Company’s financial statements.

eCareer Holdings, Inc.

(FKA Barossa Coffee Company, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 4 – Prepaid Expenses

Prepaid expenses consist of professional fees and subscription fees. Prepaid expenses are being amortized over the expected period of benefit, which range from one to two years.

Note 5 – Property and Equipment

Property and equipment consist of the following at June 30:

	2013	2012
Equipment	$169,204	$41,926
Furniture and fixtures	72,118	—
Leasehold improvements	68,142	13,218
Computer equipment & software	3,000	—
Less: accumulated depreciation	(41,143)	(3,696)
	$271,321	$51,448

Note 6 – Intangible Assets

Intangible assets consist of the following at June 30:

	2013	2012
Domain names	$298,389	$30,159
Website development costs	157,813	54,625
Accumulated amortization	(15,453)	—
	$440,749	$84,784

Amortization expense for website development costs for the year ended June 30, 2013 amounted to $15,453. Certain of the intangible assets were placed in service during the current fiscal year. Others will be placed in service in future years. There was no amortization for the year ended June 30, 2012.

The estimated future amortization expense of website development costs for the years ended June 30 is as follows:

Amount
2014	48,000
2015	48,000
2016	46,360
Total	$142,360

Note 7 – Stockholders Equity

Preferred Stock - ECI

As of June 30, 2012, ECI had 1,000,000 shares of Preferred Stock authorized, $0.001 par value per share.  In May 2012, 100,000 shares were designated as series A and were issued to the CEO. The ECI Preferred Stock was valued at $71,600 ($0.72/share) for the fair value of services rendered.

Each of the Preferred Shares entitled the CEO to 500 votes on any matter brought to a vote of the holders of the Company’s common stock, giving him voting control of ECI.

Series A Preferred Stock – Related Party

On May 1, 2013, ECHI issued 25,013 shares of a newly designated series of stock, Series A Preferred Shares (the “New Preferred Shares”) based upon an exchange ratio of 0.250138 newly issued shares of ECHI common stock for every one share of ECI, to the CEO in exchange for the 100,000 ECI Preferred Shares.

eCareer Holdings, Inc.

(FKA Barossa Coffee Company, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Each of the New Preferred Shares entitles the CEO to 500 votes on any matter brought to a vote of the holders of the Company’s common stock, giving him 12,506,500 votes, not including additional votes he has through his ownership of shares of the Company’s common stock. Accordingly, the CEO has voting control of the Company.

Series A Preferred Stock has the following provisions:

●	Voting rights entitling the holder to 500 votes per share, which gave the CEO voting control of the Company as of June 30, 2013 and as of the date of the accompanying report,

●	Non-convertible,

●	No rights to dividends,

●	No liquidation value,

●	Non-participating

●	Non-cumulative,

●	No put option; and

●	Non-redeemable.

Common Stock

The ECI issued the following shares of common stock from October 13, 2009 (Inception) through June 30, 2010:

Transaction Type	Quantity	Valuation
Services – related parties (1)	89,112	$4,275

ECI issued the following shares of common stock for the year ended June 30, 2011:

Transaction Type	Quantity	Valuation
Cash – third parties	3,431	$102,101

Of the shares sold for cash, $2,500 related to a subscription receivable, which ECI collected in fiscal 2012.

ECI issued the following shares of common stock for the year ended June 30, 2012:

Transaction Type	Quantity	Valuation
Cash – related party	68,788	$950,000
Cash – third parties	111,595	2,867,705
Direct offering costs – third parties (2) (3)	3,127	96,000
Services – related party (2)	1,668	60,000
Services – third parties (1)	5,836	182,199
Services – third parties (1)	261	6,449
	191,275	$4,162,353

Of the shares sold for cash, $354,000 related to subscriptions receivable, which ECI collected subsequent to June 30, 2012.

(1)	Valuation was based upon the average cash price paid by third parties, ranging from $.30 to $.75 of pre-reverse split prices, for common stock of ECI during the 30 day period preceding the service performance, as ECI was not yet traded publicly this represented the best evidence of fair value.

(2)	In 2012, $96,000 of these costs was paid in shares of common stock, resulting in a net adjustment to equity of $0. These shares were valued at $.64 of pre-reverse split prices.
40

eCareer Holdings, Inc.

(FKA Barossa Coffee Company, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

ECI and the Company paid direct offering costs in the aggregate of $518,817, $598,119 and $26,803 for the years ended June 30, 2013, 2012 and 2011, respectively, associated with capital raising activities.

The following is a summary of ECI’s 2012 and 2013 restricted stock grants that are subject to vesting and forfeiture. Recognition and valuation of share-based payments occurs as services are received and are earned proportionately over a two-year term. Unvested, forfeitable shares are accounted for as unissued until vesting occurs.

		Vesting Schedule as of June 30,
Date of Grant	Quantity Granted	2012	2013	2014	2015
Feb.-2012	521	87	261	173	0
Mar.-2012	1042	130	521	391	0
May.-2012	1042	43	521	478	0
Sept.-2012	521	0	195	261	65
	3,126	260	1,498	1,303	65

ECI issued the following shares of common stock for the period July 1, 2012 to April 11, 2013:

Transaction Type	Quantity Stock	Quantity Warrants	Valuation
Cash – third parties (1)	96,358	55,757	$3,366,427
Services – third parties (2)	1,107	—	37,021
	97,465	55,757	$3,403,448

(1)	Commencing in December 2012, ECI issued shares and warrants as a unit under a private placement memorandum. Each unit had a $1 price and was comprised of 1 common share and 1 warrant to purchase 1 common share at $1. The purchase price was recorded at par for the common stock and additional paid-in capital was allocated between the prorated fair value of the common stock and the warrant. The warrants are exercisable through December 31, 2015.

(2)	Valuation was based upon the average cash price paid by third parties for common stock during the 30-day period preceding the service performance, since the Company was not yet traded publicly; this represented the best evidence of fair value.

From April 12, 2013 through June 30, 2013, ECI issued common stock for cash in the amount of $457,500, and $3,854 for services from third parties.

On April 11, 2013 the Company issued 324,556 shares of its common stock to the majority of the shareholders of ECI in connection with the reverse capitalization and cancelled and retired 4,260,690 pre-split shares owned by certain Barossa shareholders. The non-consenting shareholders of ECI that did not convert their shares to ECHI shares became non-controlling interests of ECI and their 57,878 shares were removed from the Company’s outstanding stock. This resulted in an increase of 39,451 post split shares of ECHI.

From April 12, 2013 through June 30, 2013, 261 Company common shares for services vested with a value of $1,665.

Note 8 – Income Taxes

As a result of the reverse acquisition, the net operating loss carryforwards for Barossa are suspended. The following represents the net operating losses of ECI through April 11, 2013 and the consolidated losses from April 12, 2013 through June 30, 2013.

The Company has net operating loss carry-forwards totaling approximately $6,000,000 and $2,200,000 at June 30, 2013 and 2012, respectively, expiring through 2033. Utilization of these net operating losses may be limited due to potential ownership changes under the Internal Revenue Code.

eCareer Holdings, Inc.

(FKA Barossa Coffee Company, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Significant deferred tax assets at June 30, 2013 and 2012 are approximately as follows:

	2013	2012
Gross deferred tax assets:
Net operating loss carryforward	$2,200,000	$820,000
Total deferred tax assets	2,200,000	820,000
Less: valuation allowance	(2,200,000)	(820,000)
Net deferred tax assets recorded	$—	$—

The valuation allowance at June 30, 2012 was approximately $820,000. The increase in valuation allowance during the year ended June 30, 2013 was approximately $1,380,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2013.

The Company has not filed its Federal or State income tax returns for the years ended June 30, 2013. Management plans to file the current tax return as soon as possible.

The income tax returns filed for the tax years from inception would be subject to examination by the relevant taxing authorities.

There was no income tax expense for the years ended June 30, 2013 and 2012 due to the Company’s net losses.

The actual tax benefit differs from the expected tax benefit for the years ended June 30, 2013 and 2012, respectively, (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and a state rate of 5.5%, for a blended rate of 37.63%) as follows:

	June 30, 2013	June 30, 2012
Expected tax expense (benefit) – Federal	$(1,313,000)	$(630,000)
Expected tax expense (benefit) – State	(73,000)	(108,000)
Permanent differences	6,000	3,000
Change in valuation allowance	1,380,000	735,000
Actual tax expense (benefit)	$—	$—

Note 9 – Commitment and Contingencies

The Company executed an operating lease in September 2012 expiring in January 2016. This lease was amended to add additional space to accommodate the company’s growth, and expires in September 2018.

At June 30, 2013, the future rental commitments are approximately as follows:

Amount
2014	$23,000
2015	51,000
2016	53,000
2017	55,000
2018	56,000
Thereafter	77,000
Total	$315,000
42

eCareer Holdings, Inc.

(FKA Barossa Coffee Company, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Rent expense for the years/period ended June 30, 2013 and 2012 and from October 13, 2009 (inception) to June 30, 2013 was $23,421, $1,413, and $32,103, respectively.

Certain ECI shareholders have the option to rescind their subscriptions (See note 11c).

Note 10 – Related Party Transactions

Through the year ended June 30, 2012 the CEO advanced the Company cash and marketable securities. These advances were non-interest bearing, due on demand, and were repaid during 2012.

Effective April 1, 2011, the CEO appointed two new Directors. On May 31, 2011, each of the directors resigned. These individuals are referenced to as “former related parties”.

The President was paid management consulting fees of $80,000 for the year ended June 30, 2013.

During the years ended June 30, 2013 and 2012 the Company paid fees to related and former related parties associated with capital raising activities and related consulting fees, as follows:

			October 13,
			2009 (Inception)
	Year Ended June 30,		Through
Direct Offering Cost	2013	2012	June 30, 2013

Finder fees – related parties	$—	$22,100	$22,295
Finder fees – former related parties	$282,562	$317,717	$652,223

During the years ended June 30, 2013 and 2012 the Company paid consulting fees to former and current related parties under agreements with the following provisions:

●	One year term,

●	Flat fee retainer,

●	Additional fees based on expanded services,

●	Services include shareholder relations and business strategy
43

eCareer Holdings, Inc.

(FKA Barossa Coffee Company, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

The consulting fees paid to related party and former related parties are as follows:

			October 13,
	Year Ended June 30,		2009 (Inception)
			Through
Consulting Fees:	2013	2012	June 30, 2013

Amounts Paid in Cash:
Related parties	$—	$62,900	$62,900
Former related parties	$546,837	$696,895	$1,308,781

Consulting fees are reflected in the statements of operations as a component of professional fees in 2013 and in general & administrative in 2012.

Effective January 7, 2013, ECI entered into an employment agreement with the CEO. The agreement has a term of three years and provides compensation that includes an annual salary of $225,000, health insurance at no cost and a monthly car allowance. The agreement also contains a non-compete covenant. In addition to the CEO’s annual salary, the Company also has the right to pay him a discretionary monthly bonus.

Effective January 7, 2013, ECI entered into an employment agreement with the President and Chief Financial Officer. The agreement has a term of two years and provides compensation that includes an annual salary of $200,000, health insurance at no cost and a monthly car allowance. The agreement also contains a non-compete covenant. In addition to the President’s annual salary, the Company also has the right to pay him a discretionary monthly bonus.

The exchange agreement provides that each of the CEO and CFO/President of ECI become the CEO and President of ECHI.

Note 11 – Subsequent Events

(A) Preferred Stock – Series B Convertible

On July 26, 2013, the Company distributed a stock dividend to its common stockholders, whereby one restricted share of Series B Convertible Preferred Stock was issued for every one share of common stock held by ECHI stockholders, a total of 419,214 Series B Convertible Preferred shares. Each share of Series B Convertible Preferred Stock is convertible by the shareholder into 50 shares of common stock, will participate in any dividends declared by the Company for common stock on an as-if-converted-to-common stock basis, and may only vote on matters with respect to the Series B Convertible Preferred Stock on a non-cumulative basis, and subject to applicable restrictions. The fair value of these shares was determined to be $6.92 per share.

(B) Common Stock

Subsequent to June 30, 2013, the Company issued the following shares of common stock:

Transaction Type	Quantity Stock	Valuation
Exercise of warrants (1)	124,500	$124,500
Conversion of Preferred Series B into common stock	3,469,500	480,179
Services – third parties (2)	174	955
	3,599,174	$605,634

(1)	ECI issued units containing common stock and warrants for $1.00. The warrants have a $1.00 exercise price and expire on December 31, 2015. Each of the warrants in the units that were included in the exchange were converted to ECHI warrants. The Company has reserved shares to cover the possible exercise of the warrants. There are no embedded features in the warrants that would require treatment as a derivative liability.

(2)	Valuation is based upon the average cash price paid by third parties for common stock during the 30-day period preceding the service performance, since the Company was not yet traded publicly; this represented the best evidence of fair value.

From July 1, 2013 through October 1, 2013, ECI issued common stock for cash in the amount of $525,600, and $4,162 for services from third parties.

(C) Option to Rescind ECI Stock Subscriptions

ECI is currently a majority owned subsidiary of the Company. In September 2013, the Company’s Board of Directors approved an offering to the remaining stockholders of ECI to exchange their shares of ECI for shares of ECHI on a one-for-one basis. Certain ECI shareholders were also given the option to rescind their stock subscriptions for a refund of the full amount of all monies paid under their subscription. The offers to exchange or rescind expire on October 15, 2013. The maximum amount of shares of ECI that may be rescinded during this period is approximately 3 million, which could require the Company to pay approximately $2 million. Management believes that the probability of the shareholders rescinding their subscriptions is remote.

(D) Note Payable

On August 9, 2013, the Company entered into a $100,000 promissory note with a third party individual. The note bears interest commencing August 12, 2013 at 10% per month, is uncollateralized, and was due September 9, 2013. The maturity date has been extended to December 9, 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Joseph Azzata, our Chief Executive Officer, is our principal executive officer and Tim Kardok, our President, is our principal financial officer.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2013. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized transactions.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Our management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2013.  Based on this evaluation, our management concluded that, as of June 30, 2013, we maintained effective internal control over financial reporting.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Our management, including our principal executive officer and principal financial officer, does not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control.  The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position(s) and Office(s)

Joseph Azzata	54	Chief Executive Officer and Chairman of the Board

Tim Kardok	56	President and Director

Joseph Azzata – Mr. Azzata is the founder of eCareer, Inc. (founded in October 2009) and has been the Chief Executive Officer and Chairman of eCareer Holdings, Inc. since closing of the Exchange Agreement in April 2013. He is a leader in the area of talent acquisition, staffing, recruiting and HR with a specialized emphasis on web-based and automated recruiting processes.

From 2002 to 2010, Mr. Azzata was the CEO and co-founder of Medical Connections Holdings, Inc. Mr. Azzata was instrumental in the growth and expansion of Medical Connections, a national and publicly held healthcare staffing firm. In 2007, Medical Connections was awarded the Gold Seal Certification in Healthcare Staffing from the Joint Commission on Healthcare Staffing. In 2009, Medical Connections was identified as the 7th fastest growing staffing firm in the United States by the Staffing Industry Analysts.

Mr. Azzata will use his vision and leadership to guide eCareer into an innovative industry leader in specialized online career websites and job boards. Mr. Azzata will continue to use his vast resources and insight to attract and acquire immensely creative employees and build a world class executive team. He will focus and dedicate his efforts to the growth and expansion of our business model and forge strategic alliances with industry-related organizations in order to continuously add new and unique features and upgrades to our specialized online career websites.

Involvement in Certain Legal Proceedings:

In September 2005, Mr. Azzata, Medical Connections, Inc. (a company of which he was an officer), and a second individual entered into a settlement agreement with the Pennsylvania Securities Commission, whereby, without admitting or denying certain allegations against them, they consented to the commission making certain findings and conclusions and imposing sanctions. The commission determined that the respondents had violated the Pennsylvania Securities Act of 1972 (the “1972 Act”) in connection with the offering of certain securities to at least one Pennsylvania resident in 2004 and 2005. The respondents were ordered to permanently cease and desist from violating the 1972 Act and were barred for a period of three months from certain activities, including representing or otherwise being involved with an issuer offering or selling securities in Pennsylvania. The commission also ordered the respondents to pay a total fine of $10,000.

In November 2005, Mr. Azzata entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with the National Association of Securities Dealers (“NASD”). Without admitting or denying the allegations or findings and solely for the purpose of the proceeding with the NASD, prior to a hearing and without an adjudication of any issue of law or fact, Mr. Azzata agreed to the entry of findings that from about December 2002 through about July 2003, while a registered representative at NASD member Cardinal Capital Management, Inc., and under the supervision of Cardinal Capital Management, Mr. Azzata engaged in the unregistered offer and sale of securities in violation of Section 5 of the Securities Act of 1933. In addition, Mr. Azzata failed to appear to give testimony as requested. Mr. Azzata consented to the imposition, as a sanction, of a bar from association with any NASD member in all capacities.

In June 2007, the NASD revoked Mr. Azzata’s registration for failure to pay a fine in connection with an AWC he entered into in May 2002. He did, however, pay NASD the fine in October 2007.

Tim Kardok – Mr. Kardok has been the President and Director of eCareer, Inc. since October 2012 and has been the President and Director of eCareer Holdings, Inc. since closing of the Exchange Agreement. Mr. Kardok is a former CEO and Director of an AMEX listed corporation and he has more than 30 years of experience in public, private, multinational and entrepreneurial environments from start-ups to Fortune 100 companies.

His main responsibilities as President of eCareer Holdings, Inc. include managing the overall business, developing and implementing high-level strategies, making major decisions and managing resources.. Mr. Kardok is a proven expert in the areas of strategy, corporate growth, planning, marketing, finance, and sales. Over his career, he has held various senior management positions at international corporations, and has assisted numerous companies in a consulting capacity. He also has experience in product development and market deployment; corporate infrastructure design; change management; strategic planning; capital formation, public IPO strategy, strategic acquisitions/acquisition integration; distribution analysis, strategy design and implementation.

Mr. Kardok earned a Bachelor of Arts in Marketing from the University of Notre Dame and an MBA from the University of Bridgeport.

Key Employee

Cesar T Garcia - Mr. Garcia has been the Vice President of Sales for eCareer since October 2012 and holds the same position with eCareer Holdings, Inc. He leads the eCareer sales organization and is focused on increasing revenue and market share for eCareer’s line of niche career sites.

Mr. Garcia was formerly with eDiets.com, a leading provider of weight-loss services, where he was the National Call Center Director responsible for all sales operations for the company. During his tenure at eDiets.com from 2010-2012 Mr. Garcia transformed their internal and external sales operations by integrating new online technologies to capture additional online revenues, designed and implemented new customer relationship management software to improve operator efficiencies, reduced operational cost which lead to increased revenues and improved profitability for the company.

From 2000 thru 2010 he held various leadership positions at BellSouth Telecommunications and AT&T. During his tenure at AT&T from 2005-2010 Mr. Garcia lead the leading national consumer sales center for the company, which generated $200 million in annual revenue. In addition during his tenure he was named the inventor by Bellsouth Telecommunications for his design of a new Customer Relationship Management application to be used by all call center representatives within the company.

Mr. Garcia holds a B.S. degree in Business Administration with a minor in Organizational Leadership from Barry University.

Code of Ethics

We have adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote: honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Commission and in other public communications made by us; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and accountability for adherence to the code. We undertake to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to: eCareer Holdings, Inc., 2300 Glades Road, Suite 302E, Boca Raton, Florida 33431.

Procedures for Stockholders to Recommend Nominees to the Board

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since we last provided disclosure regarding this process.

Audit Committee

The Board of Directors has not yet established a separately-designated standing audit committee, and accordingly, the entire Board is currently acting as our audit committee. None of the members of our Board of Directors is deemed an audit committee financial expert. At some point in the future, we anticipate adding an audit committee financial expert to the Board, but we have not yet identified an ideal candidate.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information for the years ended June 30, 2013 and 2012, concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers (“named executive officers”). In connection with the Exchange Agreement that closed on April 11, 2013, as described above under “Corporation History and Background,” ECI became the operating company of BCCI/ECHI, and ECI is treated as the accounting acquirer. Accordingly, for the year ended June 30, 2012, the compensation information below reflects compensation paid by ECI, and, for the year ended June 30, 2013, the compensation information below reflects compensation paid by (i) ECI from July 1, 2012 through April 11, 2013 and (ii) ECHI (on a consolidated basis with ECI) from April 12, 2013 through June 30, 2013. Executive officers of BCCI (who resigned upon closing of the Exchange Agreement) received no executive compensation during the years ended June 30, 2013 and 2012.

Summary Executive Compensation Table

						Change in
						Pension
						Value
					Non-Equity	and
					Incentive	Nonqualified
Name and				Option	Plan	Deferred	All Other
Principal	Salary	Bonus	Stock	Awards	Compensation	Compensation	Compensation		Total
Position	($)	($)	Awards ($)	($)	($)	($)	($)		($)
For the year ended June 30, 2013
Joseph Azzata	173,077	343,279	0	0	0	0	17,239	(1)	533,595
Timothy Kardok	153,846	76,923	0	0	0	0	12,469	(1)	243,238

For the year ended June 30, 2012
Joseph Azzata	0	443,963	71,600	0	0	0			515,553

(1)	The other compensation included auto allowance, health, dental and vision insurance provided for the officers.

Employment Agreements

Effective January 7, 2013, our operating subsidiary, eCareer, Inc., entered into an employment agreement with Joseph Azzata, providing for him to serve as Chief Executive Officer. The agreement has a term of three years and provides compensation that includes an annual salary of $225,000, health insurance at no cost and a monthly car allowance. The agreement also contains a non-compete covenant. In addition to the Mr. Azzata’s annual salary, eCareer, Inc. also has the right to pay him a discretionary monthly bonus.

Effective January 7, 2013, our operating subsidiary entered into an employment agreement with Tim Kardok, providing for him to serve as President and Chief Financial Officer. The agreement has a term of two years and provides compensation that includes an annual salary of $200,000, health insurance at no cost and a monthly car allowance. The agreement also contains a non-compete covenant. In addition to the Mr. Kardok’s annual salary, eCareer, Inc. also has the right to pay him a discretionary monthly bonus.

There is currently no employment agreement between eCareer Holdings, Inc. and either Mr. Azzata or Mr. Kardok.

Outstanding Equity Awards at Fiscal Year End

None.

Compensation of Directors

At present, we do not pay our Directors for attending meetings of the Board of Directors, although we may adopt a director compensation policy in the future. We have no standard arrangement pursuant to which Directors are compensated for any services they provide or for committee participation or special assignments.

Compensation Policies and Practices as They Relate to Risk Management

We attempt to make our compensation programs discretionary, balanced and focused on the long term.  We believe goals and objectives of our compensation programs reflect a balanced mix of quantitative and qualitative performance measures to avoid excessive weight on a single performance measure. Our approach to compensation practices and policies applicable to employees and consultants is consistent with that followed for its executives.  Based on these factors, we believe that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth the number and percentage of shares of our equity securities owned as of September 28, 2013, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our executive officers and directors, and (iii) our executive officers and directors as a group. As of September 28, 2013, there were 3,937,291 shares  of our common stock outstanding. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Shares Beneficially Owned
	Common Stock		Series A Preferred (1)		Series B Preferred (2)		% of Total
Name and address of beneficial owner	Shares	%	Shares	%	Shares	%	Voting Power (3)

Joseph Azzata	59,408	1.5	25,013	100	59,408	16.3	76.4
CEO and Chairman of the Board
2300 Glades Road, Suite 302E
Boca Raton, Florida 33434

Tim Kardok	29,704	0.8	—	—	29,704	8.2	*
President and Director
2300 Glades Road, Suite 302E
Boca Raton, Florida 33434

All directors and executive officers
as a group (2 persons)	89,112	2.3	25,013	100	89,112	24.5	76.4

Dennis Holland	296,373	7.5	—	—	—	—	1.8
118 12th Avenue
Waite Park, MN 56387

Duane Meyer	346,619	8.8	—	—	—	—	2.1
49 Bielby Road
Lawrenceberg, IN 47025

Max Scheuerer	680,595	17.3	—	—	—	—	4.1
47 Knollwood Drive
Livingston, NJ 07039

T. Lee Brown, Jr	373,556	9.5	—	—	—	—	2.3
10306 Windbluff Drive
Richmond, VA 23238

Gryphon Asset Management	212,670	5.4	—	—	—	—	1.3
2300 Glades Road, 205E
Boca Raton, FL 33433
49

(1)	Represents Series A Preferred Shares. See Note “(3).”

(2)	Represents Series B Convertible Preferred Stock, which convert to 2,970,400 and 1,485,200 common shares for Mr. Azzata and Mr. Kardok, respectively. See Note “(3).”

(3)	Percentage total voting power represents voting power with respect to all shares of our common stock and Series A Preferred Shares, voting together as a single class. Series B Convertible Preferred Stock does not have voting rights on matters submitted to a vote of our stockholders. Each holder of Series A Preferred Shares is entitled to 500 votes per share of Series A Preferred Shares and each holder of common stock is entitled to one vote per share of common stock on all matters submitted to our stockholders for a vote. The common stock and Series A Preferred Shares vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law. The Series B Convertible Preferred Stock is convertible at any time by the holder into shares of common stock on a 50-for-one basis upon written notice to the transfer agent.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the disclosure set forth above under “Note 10 – Related Party Transactions” of the notes to financial statements that are included in this report, which disclosure is incorporated herein by reference.

Director Independence

Messrs. Azzata and Kardok are currently the sole members of our Board of Directors and are each executive officers. Accordingly, we currently have no “independent” directors. At some point in the future, it is anticipated that we will appoint additional directors who are considered independent. We have not decided, however, what independence standard will be used to make this determination. We hope that the addition of independent directors to the Board will help us better oversee and manage risk.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended June 30, 2013 and 2012.

	2013	2012
Audit Fees(1)	$192,563	$
Audit Related Fees(2)			—
Tax Fees(3)	—		—
All Other Fees	—		—
Total Fees	$192,563	$

(1)	Audit Fees: This category represents the aggregate fees billed for professional services rendered by the principal independent accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years.
50

(2)	Audit Related Fees: This category consists of the aggregate fees billed for assurance and related services by the principal independent accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees: This category consists of the aggregate fees billed for professional services rendered by the principal independent accountant for tax compliance, tax advice, and tax planning.

Change in Auditors

Pritchett, Siler & Hardy, P.C. were the auditors for ECHI (formerly Barossa Coffee Company, Inc.) for the year ended June 30, 2012.

Berman & Company were the auditors for ECI for the year ended June 30, 2012.

De Meo, Young, and McGrath are the auditors for ECHI for the year ended June 30, 2013.

Pre-Approval of Audit and Non-Audit Services

All above audit services, audit-related services and tax services, for the fiscal years ended June 30, 2013 and 2012, were pre-approved by our Audit Committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization dated August 30, 2012 (Incorporated by reference from Form 8-K filed with the SEC on September 6, 2012) *

3.1	Articles of Incorporation (Incorporated by reference from Form SB-2/A filed with the SEC on July 27, 2005) *

3.2	Amendment to Articles of Incorporation (Incorporated by reference from Form 8-K filed with the SEC on April 16, 2013) *

3.3	Amendment to Articles of Incorporation (to effect reverse stock split) (Incorporated by reference from Form 8-K filed with the SEC on June 5, 2013) *

3.4	By-Laws (Incorporated by reference from Form SB-2/A filed with the SEC on July 27, 2005) *

10.1	Employment Agreement between eCareer, Inc. and Joseph Azzata, dated January 7, 2013 (Incorporated by reference from Form 8-K filed with the SEC on April 16, 2013) *

10.2	Employment Agreement between eCareer, Inc. and Tim Kardok, dated January 7, 2013 (Incorporated by reference from Form 8-K filed with the SEC on April 16, 2013) *

21.1	Subsidiaries

31.1	Certification of principal executive officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definitions Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Incorporated by reference from our previous filings with the SEC.

51

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 4, 2013.

eCareer Holdings, Inc.

/s/ Joseph Azzata
By: Joseph Azzata
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph Azzata		October 4, 2013
Joseph Azzata	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

/s/ Tim Kardok		October 4, 2013
Tim Kardok	President (Principal Financial and Accounting Officer) and Director
52