Form 10-Q
period 2013-09-30
eCareer Holdings, Inc.
filed 2013-11-14
CIK 1332572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2013.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from __________ to __________.

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

As of November 11, 2013, there were 6,065,099 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and June 30, 2013	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2013 and 2012, and from October 13, 2009 (Inception) To September 30, 2013	4

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity from October 13, 2009 (Inception) to September 30, 2013	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2013 and 2012, and from October 13, 2009 (Inception) to September 30, 2013	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations	20

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23

Item 4.	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Default Upon Senior Securities	24

Item 4.	Mine Safety Disclosure	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

	Signatures	26

ITEM 1. FINANCIAL STATEMENTS

ECAREER HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	June 30, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,312	$214,483
Prepaid expenses	145,444	189,289
Total current assets	179,756	403,772

Property and equipment, net	258,453	271,321

Other assets
Intangible assets	443,664	440,749
Total other assets	443,664	440,749

Total assets	$881,873	$1,115,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$561,013	$421,688
Loan payable	100,000	—
Total current liabilities	661,013	421,688

Stockholders’ equity
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 25,013 shares issued and outstanding	25	25
Series B Preferred stock, $0.001 par value, 1,000,000 shares authorized, 373,335 and 0 shares issued and outstanding, respectively	373	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,416,122 and 364,006 shares issued and 5,415,494 and 363,117 shares outstanding, respectively	5,414	362
Additional paid-in capital	10,068,872	6,505,602
Deficit accumulated during the development stage	(9,785,927)	(5,854,847)
Non-controlling interest	(67,897)	43,012

Total stockholders’ equity	220,860	694,154

Total liabilities and stockholders’ equity	$881,873	$1,115,842

The accompanying notes are an integral part of these condensed consolidated financial statements

ECAREER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND FROM OCTOBER 13, 2009 (INCEPTION) TO SEPTEMBER 30, 2013

(unaudited)

			October 13, 2009
	Three Months Ended September 30,		(Inception) to September 30,
	2013	2012	2013

Revenue	$11,011	$—	$20,103

Operating expenses
Advertising and marketing	219,979	28,632	879,031
Salaries and benefits	348,283	125,608	1,989,697
Professional and consulting fees	321,385	196,972	3,204,172
General and administrative	171,892	80,039	886,040
General and administrative expenses - related parties	—	—	142,900
Total operating expenses	1,061,539	431,251	7,101,840

Loss from operations	(1,050,528)	(431,251)	(7,081,737)
Loss on sale of available-for-sale marketable securities	—	—	(23,702)

Net loss	(1,050,528)	(431,251)	(7,105,439)

Less: Net loss attributable to non-controlling interest	110,909	—	310,973

Net loss attributable to eCareer Holdings, Inc.	$(939,619)	$(431,251)	$(6,794,466)

Net loss per share - basic and fully diluted	$(1.02)	$(1.49)	$(23.69)

Weighted average number of common shares outstanding during the period - basic and fully diluted	917,746	289,405	286,776

The accompanying notes are an integral part of these condensed consolidated financial statements

ECAREER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED SEPTEMBER 30, 2013 AND FROM OCTOBER 13, 2009 (INCEPTION) TO
SEPTEMBER 30, 2013

(unaudited)

	Preferred Stock A		Preferred Stock B		Common Stock			Deficit Accumulated
							Additional	During the	Subscriptions	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Development Stage	Receivable	Interest	Total
Issuance of common stock for services - founders shares ($0.048/share - post reverse split)	—	$—	—	$—	89,112	$89	$4,186	$—	$—	$	$4,275
Net loss - October 13, 2009 (Inception) to June 30, 2010	—	—	—	—	—	—	—	(4,407)	—		(4,407)
Balance - June 30, 2010	—	—	—	—	89,112	89	4,186	(4,407)	—		(132)
Issuance of common stock for cash and subscriptions receivable ($24 - $48/share - post reverse split)	—	—	—	—	3,431	3	102,098	—	(2,500)		99,601
Direct offering costs							(26,803)				(26,803)
Net loss - 2011	—	—	—	—	—	—	—	(227,087)	—		(227,087)
Balance - June 30, 2011	—	—	—	—	92,543	92	79,481	(231,494)	(2,500)		(154,421)
Receipt of cash for subscriptions receivable									2,500		2,500
Issuance of common stock for cash and subscriptions receivable ($12 - $48/share - post reverse split)	—	—			180,383	180	3,817,525	—	(354,000)		3,463,705
Direct offering costs							(502,119)				(502,119)
Issuance of series A preferred stock for services ($0.716/share) - related party	100,000	100					71,500				71,600
Issuance of common stock for services ($14 - $36/share - post reverse split)					7,765	8	248,640	—	—		248,648
Issuance of common stock for direct offering costs ($31/share - post reverse split)					3,127	3	(3)				—
Net loss - 2012	—	—	—	—	—	—	—	(1,960,194)	—		(1,960,194)
Balance - June 30, 2012	100,000	100	—	—	283,818	283	3,715,024	(2,191,688)	(354,000)		1,169,719
Issuance of common stock for cash and subscriptions receivable ($24 - $48/share - post reverse split)					40,601	41	1,286,509		(50,300)		1,236,250
Issuance of common stock and warrants for cash and subscriptions receivable ($48/unit - post reverse split)					55,757	56	2,079,821		(666,000)		1,413,877
Receipt of cash for subscriptions receivable									892,800		892,800
Direct offering costs							(435,041)				(435,041)
Issuance of common stock for services ($14 - $36/share - post reverse split)					1,107	1	37,020				37,021
Net loss - July 1, 2012 to April 11, 2013								(2,736,880)			(2,736,880)
Segregation of non-controlling interest in subsidiary on reverse capitalization					(57,878)	(58)	(243,018)			243,076	—
Issuance of common stock in reverse recapitalization					39,451	39	(459,531)		177,500		(281,992)
Exchange of subsidiary preferred stock for ECHI preferred stock	(74,987)	(75)					75				—
Direct offering costs							(83,776)				(83,776)
Issuance of subsidiary common stock for cash and subscriptions receivable ($24 - $48/share - post reverse split)							8,000				8,000
Issuance of subsidiary common stock and warrants for cash and subscriptions receivable ($48/unit - post reverse split)							449,500				449,500
Receipt of cash for subsidiary’s subscriptions receivable							145,500				145,500
Issuance of common stock for services ($16 - $36/share - post reverse split)					261	—	1,665				1,665
Issuance of subsidiary common stock for services ($25 to $35/share - post reverse split)							3,854				3,854
Net loss - April 12, 2013 to June 30, 2013								(926,279)		(200,064)	(1,126,343)
Balance - June 30, 2013	25,013	25	—	—	363,117	362	6,505,602	(5,854,847)	—	43,012	694,154
Issuance of subsidiary common stock and warrants for cash and subscriptions receivable ($48/unit - post reverse split)							279,350				279,350
Issuance of Subsidiary common stock on exercise of warrants							353,750				353,750
Issuance of common stock upon exercise of warrants					1,252	1	59,999				60,000
Direct offering costs							(129,132)				(129,132)
Issuance of common stock for services ($14 - $36/share - post reverse split)					55,261	55	7,593				7,648
Issuance of subsidiary common stock for services ($25 to $35/share - post reverse split)							5,618				5,618
Issuance of common stock in exchange for subsidiary common stock					2,048,015	2,048	(2,048)				—
Issuance of convertible series B preferred stock as a dividend			432,292	432			2,991,029	(2,991,461)			—
Issuance of common stock upon conversion of series B preferred stock			(58,957)	(59)	2,947,850	2,948	(2,889)				—
Net loss - July 1, 2013 to September 30, 2013								(939,619)		(110,909)	(1,050,528)
Balance - September 30, 2013	25,013	$25	373,335	$373	5,415,495	$5,414	$10,068,872	$(9,785,927)	$—	$(67,897)	$220,860

The accompanying notes are an integral part of these condensed consolidated financial statements

ECAREER HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND FROM OCTOBER 13, 2009 (INCEPTION) TO SEPTEMBER 30, 2013
(unaudited)

	Three Months Ended September 30,		October 13, 2009 (Inception) to September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,050,528)	$(431,251)	$(7,105,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,012	4,640	69,388
Amortization	8,295	—	23,748
Stock issued for services - common stock	13,266	10,208	308,729
Stock issued for services - preferred stock - related party	—	—	71,600
Loss on sale of available-for-sale marketable securities	—	—	23,702
Deposit on future acquisition	—	(20,000)
Changes in operating assets and liabilities:
Prepaid expenses	43,845	3,148	(145,444)
Accounts payable and accrued liabilities	139,325	(214,890)	561,013
Net cash used in operating activities	(829,785)	(648,145)	(6,192,703)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	—	—	48,080
Purchases of intangible assets	(11,210)	(182,651)	(467,412)
Purchases of property and equipment	(3,144)	(74,591)	(327,841)
Net cash used in investing activities	(14,354)	(257,242)	(747,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan payable	—	—	160,434
Repayment of shareholder loan payable	—	—	(232,216)
Proceeds for exercise of warrants	60,000	—	60,000
Proceeds from loan payable	100,000	—	100,000
Proceeds from sale of common stock	—	748,750	7,711,733
Cash consideration for reverse recapitalization		—	(281,992)
Proceeds from sale of subsidiary common stock and warrants	633,100	—	633,100
Payment of offering costs	(129,132)	(76,444)	(1,176,871)
Net cash provided by financing activities	663,968	672,306	6,974,188

Net (decrease) increase in cash and cash equivalents	(180,171)	(233,081)	34,312

Cash and cash equivalents - beginning of year/period	214,483	1,083,571	—

Cash and cash equivalents - end of period	$34,312	$850,490	$34,312

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$—	$—	$—
Payment of interest	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Exchange of subsidiary preferred stock for ECHI preferred stock	$—	$—	$75
Stock issued for services - preferred stock - related party	$—	$—	$71,600
Creation of non-controlling interest in reverse capitalization	$—	$—	$243,076
Stock issued for services - common stock	$13,266	$10,208	$308,729
Exchange of subsidiary stock for ECHI common stock	$2,048	$—	$2,048
Issuance of series B preferred stock as a dividend	$2,991,461	$—	$2,991,461
Conversion of series B preferred stock for common stock	$2,889	$—	$2,889
Shares issued for subscriptions receivable	$—	$29,000	$—
Shares issued for direct offering costs	$—	$—	$—
Shareholder advance of marketable securities	$—	$—	$71,782

The accompanying notes are an integral part of these condensed consolidated financial statements

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 1 - Organization and Nature of Operations

eCareer Holdings Inc., (“the Company,” “we,” “us,” “our,” and/or “ECHI”) was incorporated under the laws of the State of Nevada on March 24, 2005, as Barossa Coffee Company, Inc. The Company changed its name from Barossa Coffee Company, Inc. to eCareer Holdings, Inc., in connection with the reverse acquisition on April 11, 2013, and is headquartered in Boca Raton, Florida.

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

The Company is a provider of niche industry websites designed to brand client companies to active and passive companies within each niche. Site features include: industry news, social media groups, niche-specific content, webinars, events, training programs and industry statistics. Access to the sites is free to users, and revenue is to be generated through advertising, resume searches, and job board functions. The Company’s first site, Openreq™, was publically launched January 1, 2013.

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, since inception the Company has incurred a net loss of approximately $7.1 million and net cash used in operations of approximately $6.2 million. As of September 30, 2013, the Company has a working capital deficit of approximately $480,000.

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

Note 3 - Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is our opinion, however, that the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2013 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended June 30, 2013 and 2012. The financial information as of June 30, 2013 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended June 30, 2013. The interim results for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending June 30, 2014 or for any future interim periods.

Expense Classifications

The income statement has been expanded to reflect categories of expense that the Company deems to be important to the understanding of operations.

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

Cash and Cash Equivalents

The Company maintains cash balances at a single financial institution. The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. Cash equivalents consisted of money market funds totaling $34,312 and $214,483 at September 30, 2013 and June 30, 2013, respectively.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred.

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

Depreciation is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Asset	Life / Years
Equipment	5 - 7
Furniture and fixtures	5
Computer software	5
Leasehold improvements	Lesser of 15 years or the term of the lease

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken during the three months ended September 30, 2013 and September 30, 2012, and since inception.

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

Intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges taken during the three months ended September 30, 2013 and September 30, 2012, and since inception.

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

Revenue Recognition — The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of service has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of customer discounts ratably over the service period. Payments received in advance of services being rendered are recorded as deferred revenue and recognized over the service period. The Company generates revenue from the following sources:

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

Advertising and Marketing Expense

The Company’s policy is to expense advertising and marketing costs as incurred. Advertising and marketing expense was as follows:

	Three Months Ended		October 13, 2009 (Inception) to
	September 30, 2013	September 30, 2012	September 30, 2013
Advertising	$22,233	$180	$79,878
Marketing	197,745	28,452	799,153
	$219,979	$28,632	$879,031

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

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations. There were no unrecognized tax benefits for the three months period ended September 30, 2013 and 2012, and from October 13, 2009 (Inception) to September 30, 2013.

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

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

The Company had the following potential common stock equivalents:

	September 30, 2013	June 30, 2013
Common stock warrants – ECI	24,286	51,706
Common stock warrants - ECHI	41,678	16,475
Unvested stock grants - ECI	348	478
Unvested stock grants - ECHI	628	890
Total common stock equivalents	66,940	69,549

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

The following are the hierarchical levels of inputs to measure fair value:

Level 1 - Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

The Company’s financial instruments consist primarily of prepaid expenses, accounts payable, accrued liabilities, and a loan payable. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of September 30, 2013 and June 30, 2013, respectively due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have had a material impact on the Company’s financial statements.

Note 4 – Prepaid Expenses

Prepaid expenses consist of professional fees and subscription fees. Prepaid expenses are being amortized over the expected period of benefit.

Note 5 – Property and Equipment

Property and equipment consist of the following:

	September 30, 2013	June 30, 2013
Equipment	$172,348	$169,204
Furniture & Fixtures	72,118	72,118
Leasehold Improvements	68,142	68,142
Computer Software	3,000	3,000
Less: Accumulated Depreciation	(57,155)	(41,143)
	$258,453	$271,321

Depreciation expense for the three months ended September 30, 2013 and 2012, and from October 13, 2009 (Inception) to September 30, 2013 amounted to $16,012, $4,640 and $69,388, respectively.

Note 6 - Intangible Assets

Intangible assets consist of the following:

	September 30, 2013	June 30, 2013
Domain names	$298,389	$298,389
Website development costs	169,023	157,813
Less: Accumulated amortization	(23,748)	(15,453)
	$443,664	$440,749

Amortization expense for website development costs for the three months ended September 30, 2013 and 2012, and from October 13, 2009 (Inception) to September 30, 2013 amounted to $8,295, $0, and $23,748, respectively. Certain of the website development costs totaling approximately $100,000 at September 30, 2013, were placed in service commencing in the fiscal year ended June 30, 2013. Others will be placed in service in future years.

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

The estimated future amortization expense of in service website development costs for the years ending June 30 are as follows:

Amount
2014 (9 months)	25,000
2015	33,000
2016	33,705
Total	$91,705

Note 7 –Note Payable

On August 9, 2013, the Company entered into a $100,000 promissory note with a third party individual. The note bears interest commencing August 12, 2013, at 10% per month, is uncollateralized, and is due December 9, 2013, as extended. Accrued interest at September 30, 2013 is $15,781.

Note 8 – Stockholders Equity

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

Series A Preferred Stock has the following provisions:

•	Voting rights entitling the holder to 500 votes per share, which give the CEO voting control of the Company,
•	Non-convertible,
•	No rights to dividends,
•	No liquidation value,
•	Non-participating
•	Non-cumulative,
•	No put option; and
•	Non-redeemable.

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

Series B Convertible Preferred Stock

On July 26, 2013, the Company distributed a stock dividend to its common stockholders, whereby one restricted share of Series B Convertible Preferred Stock was issued for every one share of common stock held by ECHI stockholders, a total of 432,292 Series B Convertible Preferred shares. Each share of Series B Convertible Preferred Stock is convertible by the shareholder into 50 shares of common stock, will participate in any dividends declared by the Company for common stock on an as-if-converted-to-common stock basis, and may only vote on matters with respect to the Series B Convertible Preferred Stock on a non-cumulative basis, and subject to applicable restrictions. The fair value of these shares was determined to be $6.92 per share resulting in a dividend amounting to $2,991,461. As of September 30, 2013, 58,957 Series B Preferred Shares were converted into 2,947,850 shares of Common Stock (Note 11).

Common Stock

The ECI issued the following shares of common stock from October 13, 2009 (Inception) through June 30, 2010:

Transaction Type	Quantity	Valuation
Services – related parties (1)	89,112	$4,275

ECI issued the following shares of common stock for the year ended June 30, 2011:

Transaction Type	Quantity	Valuation
Cash – third parties	3,431	$102,101

Of the shares sold for cash, $2,500 related to a subscription receivable, which ECI collected in fiscal 2012.

ECI issued the following shares of common stock for the year ended June 30, 2012:

Transaction Type	Quantity	Valuation
Cash – related party	68,788	$950,000
Cash – third parties	111,595	2,867,705
Direct offering costs – third parties (2)	3,127	96,000
Services – related party (2)	1,668	60,000
Services – third parties (1)	5,836	182,199
Services – third parties (1)	261	6,449
	191,275	$4,162,353

Of the shares sold for cash, $354,000 related to subscriptions receivable, which ECI collected subsequent to June 30, 2012.

(1)	Valuation was based upon the average cash price paid by third parties ranging from $.30 to $.75 of pre-reverse split prices, for common stock of ECI during the 30 day period preceding the service performance, as ECI was not yet traded publicly this represented the best evidence of fair value.

(2)	In 2012, $96,000 of these costs was paid in shares of common stock, resulting in a net adjustment to equity of $0. These shares were valued at $.64 of pre-reverse split prices.

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

The following is a summary of the Company’s and ECI’s restricted stock grants that are subject to vesting and forfeiture. Recognition and valuation of share-based payments occurs as services are received and are earned proportionately over a two-year term. Unvested, forfeitable shares are accounted for as unissued until vesting occurs.

	Quantity	Vesting Schedule as of June 30,
Date of Grant	Granted	2012	2013	2014	2015
Feb. 2012	521	87	261	173	0
Mar. 2012	1042	130	521	391	0
May 2012	1042	43	521	478	0
Sept. 2012	521	0	195	261	65
	3,126	260	1,498	1,303	65

ECI issued the following shares of common stock for the period July 1, 2012 to April 11, 2013:

	Quantity	Quantity
Transaction Type	Stock	Warrants	Valuation
Cash – third parties (1)	96,358	55,757	$3,366,427
Services – third parties (2)	1,107	—	37,021
	97,465	55,757	$3,403,448

(1)	Commencing in December 2012, ECI issued shares and warrants as a unit under a private placement memorandum. Each unit had a $1 price and was comprised of 1 common share and 1 warrant to purchase 1 common share at $1. The purchase price was recorded at par for the common stock and additional paid-in capital was allocated between the prorated fair value of the common stock and the warrant. The warrants are exercisable through December 31, 2015.

(2)	Valuation was based upon the average cash price paid by third parties for common stock during the 30-day period preceding the service performance, since the Company was not yet traded publicly; this represented the best evidence of fair value.

From April 12, 2013, through June 30, 2013, ECI issued common stock for cash in the amount of $457,500, and $3,854 for services from third parties.

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

From July 1, 2013 through September 30, 2013, ECI issued common stock for cash in the amount of $633,100, and $5,618 for services from third parties.

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

ECI is currently a majority owned subsidiary of the Company. In September 2013, the Company’s Board of Directors approved an offering to the remaining stockholders of ECI to exchange their shares of ECI for shares of ECHI on a one-for-one basis. Certain ECI shareholders were also given the option to rescind their stock subscriptions for a refund of the full amount of all monies paid under their subscription. The offers to exchange or rescind expires December 15, 2013, as extended. Through September 30, 2013, 2,048,015 shares of ECI have been exchanged for the same amount of shares of ECHI. (Note 11).

From April 12, 2013 through June 30, 2013, 261 Company issued common shares for services vested with a value of $1,665.

From July 1, 2013 through September 30, 2013 the Company issued the following shares of common stock:

Transaction Type	Quantity	Valuation
Exercise of warrants	1,252	$60,000
Exchange for ECI common stock	2,048,015	0
Conversion of Series B Preferred stock	2,947,850	0
Services – third parties (1)	55,261	7,648
	5,052,378	$67,648

ECI and the Company paid direct offering costs since inception in the aggregate of $1,176,871, associated with capital raising activities.

Note 9 – Commitment and Contingencies

The Company executed an operating lease in September 2012 expiring in January 2016. This lease was amended to add additional space to accommodate the company’s growth, and expires in September 2018.

At September 30, 2013, the future rental commitments are approximately as follows:

Year ending June 30,

Amount
2014 (9 months)	$18,000
2015	51,000
2016	53,000
2017	55,000
2018	56,000
Thereafter	77, 000
Total	$310,000

Rent expense for the three months ended September 30, 2013 and 2012, and from October 13, 2009 (inception) to September 30, 2013, was $7,873, $1,116, and $39,976, respectively.

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 10 – Related Party Transaction

During the three months period ended September 30, 2013 and 2012, and from October 13, 2009 (Inception) to September 30, 2013, the Company paid fees to related and former related parties associated with capital raising activities and related consulting fees, as follows:

	Three Months Ended September 30,		October 13, 2009 (Inception) Through September 30,
Direct Offering Cost	2013	2012	2013

Finder fees – related parties	$—	$—	$22,295
Finder fees – former related parties	$88,673	$63,163	$740,896

During the three months ended September 30, 2013 and 2012, and from October 13, 2009 (Inception) to September 30, 2013, the Company paid consulting fees to former and current related parties under agreements with the following provisions:

•	One year term,
•	Flat fee retainer,
•	Additional fees based on expanded services,
•	Services include shareholder relations and business strategy

The consulting fees paid to related party and former related parties are as follows:

	Three Months Ended September 30,		October 13, 2009 (Inception) Through September 30,
Consulting Fees:	2013	2012	2013

Amounts Paid in Cash:
Related parties	$—	$—	$62,900
Former related parties	$72,825	$52,542	$1,381,606

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 11 – Subsequent Events

(A) Common Stock

Subsequent to September 30, 2013, the Company issued the following shares of common stock:

	Quantity
Transaction Type	Stock	Valuation
Exercise of warrants (1)	4,468	$168,500
Conversion of Preferred Series B into common stock	645,050	—
Services – third parties (2)	87	12
	649,605	$168, 512

(1)	ECI issued units containing common stock and warrants for $1.00. The warrants have a $1.00 exercise price and expire on December 31, 2015. Each of the warrants in the units that were included in the exchange were converted to ECHI warrants. The Company has reserved shares to cover the possible exercise of the warrants. There are no embedded features in the warrants that would require treatment as a derivative liability.

(2)	Valuation is based upon an unrelated third party report.

From October 1, 2013 through November 11, 2013, ECI issued common stock for cash in the amount of $15,000, exercise of warrants of $30,500, and $1,627 for services from third parties.

(B) Option to Rescind ECI Stock Subscriptions

With respect to the Board of Directors offering to the remaining stockholders of ECI to exchange their shares of ECI for shares of ECHI on a one-for-one basis, as of November 7, 2013, an additional 1,847,100 shares of ECI have been exchanged for the same amount of shares of ECHI. The maximum amount of shares of ECI that may be rescinded during the period ending December 15, 2013, is approximately 697,400, which could require the Company to pay approximately $430,000. Management believes that the probability of the shareholders rescinding their subscriptions is remote.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Cautionary Note about Forward-Looking Statements

Forward-Looking Statements

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “will,” “will be,” “will continue,” “will result,” “could,” “may,” “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, future profitability, results of operations, capital expenditures or other “forward-looking” information regarding our actions, plans or strategies. We are including this cautionary statement in this report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us.

Important factors that may cause actual results to differ from projections include, for example:

-	the success or failure of management’s efforts to implement the Registrant’s plan of operation;
-	the ability of the Registrant to fund its operating expenses;
-	the ability of the Registrant to compete with other companies that have a similar plan of operation;
-	the effect of changing economic conditions impacting our plan of operation;
-	the ability of the Registrant to meet the other risks as may be described in future filings with the SEC.

In addition, we operate in a highly competitive and rapidly changing environment; therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We do not assume any obligation and do not intend to update any forward-looking statements except as may be required by securities laws.

General

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this report.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Overview

We were incorporated in March 2005, as Barossa Coffee Company, under the laws of the State of Nevada. We were originally formed to open and operate, through a wholly-owned subsidiary, Alchemy Coffee Company, Inc. (“Alchemy”), a retail, specialty coffee outlet. We opened a retail coffee outlet in February 2006, specializing in the sale of high quality foods and beverages. Due to continuing cash needs, however, we spun off Alchemy in October 2006. In the spin off transaction, we transferred ownership of Alchemy to one of our stockholders in exchange for all his shares of our common stock. After this transaction, we had no business activity or operations, other than investigating potential acquisitions. Upon the acquisition of eCareer, Inc. (“ECI”), the business of ECI became our sole business. We are a developmental stage company with limited operations to date.

As a result of the transactions effected by the Exchange Agreement, as noted in Item 1, for financial statement reporting purposes, the exchange has been treated as a reverse acquisition with ECI deemed the accounting acquirer and BCCI deemed the accounting acquire. The reverse acquisition is deemed a capital transaction and the assets and liabilities of ECI are carried forward to the Company at their carrying value before the acquisition. The equity of the Company is the historical equity of ECI retroactively restated to reflect the number of shares issued by ECI using the capital structure of BCCI. Upon the closing of the Exchange Agreement, ECI became the operating company and BCCI abandoned all of its previous business plans, with the business of ECI now being the Company’s sole business. Accordingly, these financial statements present the operations only of ECI from inception through the date of the exchange (April 11, 2013) and on a consolidated basis for ECHI and ECI after the exchange, and the resulting non-controlling interest in ECI. All intra-company transactions have been eliminated on consolidation.

We are a website designer, developer and marketer of niche career sites. Our sites are designed to brand client companies to active and passive candidates within each identified niche. Site features include: industry news, social media groups, niche-specific content, webinars, events, training programs and consolidated industry statistics. Access to the site is free to users and revenue is generated through advertising, resume searches and a job board function. Our first site, Openreq ™, was publically launched on January 1, 2013.

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

Intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges taken during the three months ended September 30, 2013 and 2012, and since inception.

Results of Operations – Three months ended September 30, 2013 compared to September 30, 2012

Revenue for the three months September 30, 2013, was $11,011. There was no revenue in September 30, 2012.

Net loss for the three months ended September 30, 2013, was approximately $1.1 million or approximately $1.02 per share (basic and diluted) as compared to approximately $400,000, or approximately $1.49 per share (basic and diluted), for the three months ended September 30, 2012. This increase in net loss of approximately $700,000 was primarily due to increases in marketing, advertising, professional fees and payroll costs.

Operating expenses for the three months ended September 30, 2013, were approximately $1.1 million compared to approximately $400,000 in operating expenses for the three month ended September 30, 2012. Operating expenses for the three months ended September 30, 2013, consist of approximately $300,000 of professional and consulting fees, approximately $ 400,000 of payroll expenses, approximately $200,000 of marketing, and approximately $200,000 of general and administrative expenses. This is compared to operating expenses for the three months ended September 30, 2012, of $400,000, which consist of approximately $200,000 of professional and consulting fees, approximately $100,000 of payroll expenses, approximately $30,000 of advertising and marketing expenses, and $80,000 of general and administrative expenses. The majority of these increases can be attributed to the start up of operations, launching the first niche site – openreq.com – and raising capital.

Liquidity and Capital

At September 30, 2013, we had cash of $34,312 as compared to $214,483 at June 30, 2013. The working capital deficit at September 30, 2013, was $481,257 compared to $17,916 at June 30, 2013, a decrease of $463,341. The decrease is primarily attributable to the operating net loss of approximately $1.1 million, and an increase in cash raised through exercise of warrants for common stock of approximately $60,000, sale of subsidiary common stock and warrants for approximately $600,000.

For the three months ended September 30, 2013, cash used in operating activities was approximately $800,000 as compared to approximately $600,000 for the three months ended September 30, 2012. Our primary uses of cash from operating activities for the three months September 30, 2013, were losses from operations of approximately $1.1 million.

Net cash used in investing activities for the three months ended September 30, 2013, was approximately $14,000, predominantly from the purchase of property and equipment and intangible assets. This compares with net cash used in investing activities of approximately $257,000 for the three months ended September 30, 2012, predominantly from the purchase of property and equipment and intangible assets.

Net cash provided by financing activities for three months ended September 30, 2013, was approximately $700,000, which included approximately $60,000 from the exercise of warrants, approximately $600,000 from the sale of subsidiary common stock and warrants, and $100,000 from a loan payable offset by offering costs. For the three months ended September 30, 2012, the net cash provided by financing activities was approximately $700,000, which included approximately $800,000 from the issuance of common stock offset by offering costs and the repayment of a stockholder loan.

Current and Future Financing Needs

We have stockholders’ equity of approximately $200,000 at September 30, 2013, and have incurred a net loss of approximately $7.1 million since inception. Since September 30, 2013, we have raised additional capital through November 7, 2013, of approximately $200,000 through the exercise of warrants for common stock.

We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock. At September 30, 2013, we had debt of $100,000 and a working capital deficit of approximately $481,000. There is substantial doubt as to our ability to continue as a going concern as stated in Note 2 of the September 30, 2013 Notes to Condensed Consolidated Financial Statements. During the three months ended September 30, 2013, we raised approximately $700,000 (net of expenses of approximately $100,000) from the issuance of our and our subsidiary’s common stock, and since then we have raised an additional approximately $210,000 from the exercise of warrants for common stock. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. Our current negative cash flow rate is approximately $300,000 per month. We do not have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

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

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended June 30, 2013 filed October 4, 2013.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In April 2013 the Company issued 3,894,668 pre-split shares of its common stock in exchange for 15,570,077 shares of eCareer, Inc. Subsequent thereto, the Company has issued an additional 2,048,015 shares of its common stock in exchange for 2,048,015 shares of eCareer, Inc.

During the quarter ended September 30, 2013 we issued 1,252 shares of our common stock from the exercise of 1,252 warrants and received proceeds of $60,000.

During the quarter ended September 30, 2013 the Company issued 55,261 shares of our common stock for services rendered. The shares were valued at $0.1384 per share for $7,648.

On July 26, 2013 the Company issued 432,292 shares of our Series B Preferred Shares of which 58,957 were converted into 2,947,850 shares of common stock.

In July 2013 ECI issued 233,500 units, consisting of one share of common stock and one warrant, at $0.75 to $1.00 per unit, for $180,500, the warrants are exercisable at $1.00 per share.

In July 2013 ECI issued 2,000 shares of common stock at $1.00 per share for $2,000.

In August 2013 ECI issued 32,100 units, consisting of one share of common stock and one warrant, at $1.00 per unit, for $32,100, the warrants are exercisable at $1.00 per share.

In September 2013 ECI issued 64,750 units, consisting of one share of common stock and one warrant, at $1.00 per unit, for $64,750, the warrants are exercisable at $1.00 per share.

In August 2013 ECI issued 249,666 shares of common stock upon the exercise of warrants for $226,750.

In September 2013 ECI issued 127,000 shares of common stock upon the exercise of warrants for $127,000.

On August 9, 2013, the Company issued a promissory note in the amount of $100,000..

All funds raised pursuant to the sale of our securities were used for working capital purposes.

At all times relevant:

- the sale was made to a sophisticated or accredited investor;

- we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

- at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale of the securities; and

- neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising

In issuing the foregoing securities, we relied on the exemptive provisions of Section 4(2) of the Securities Act.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

eCareer Holdings, Inc.

Date: November 14, 2013	By:	/s/ Joseph Azzata
Joseph Azzata
Chief Executive Officer

