Form 10-Q
period 2013-12-31
eCareer Holdings, Inc.
filed 2014-02-14
CIK 1332572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2013.

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

As of February 11, 2014, there were 6,065,099 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of December 31, 2013 (Unaudited) and June 30, 2013	3

	Unaudited Condensed Consolidated Statements of Operations for the Six and Three Months Ended December 31, 2013 and 2012, and from October 13, 2009 (Inception) To December 31, 2013	4

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity from October 13, 2009 (Inception) to December 31, 2013	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2013 and 2012, and from October 13, 2009 (Inception) to December 31	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations	20

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23

Item 4.	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Default Upon Senior Securities	24

Item 4.	Mine Safety Disclosure	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

	Signatures	26
2

ITEM 1.	FINANCIAL STATEMENTS

ECAREER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	June 30, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$49,446	$214,483
Prepaid expenses	64,770	189,289

Total current assets	114,216	403,772

Property and equipment, net	250,314	271,321

Other assets
Intangible assets	449,042	440,749
Total other assets	449,042	440,749

Total assets	$813,572	$1,115,842

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$614,893	$421,688
Loan Payable - shareholder	169,282	—
Loans payable	383,500	—
Total current liabilities	1,167,675	421,688

Stockholders’ equity
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 25,013 shares issued and outstanding	25	25
Series B Preferred stock, $0.001 par value, 1,000,000 shares authorized, 325,968 and 0 shares issued and outstanding, respectively	325	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 9,791,656 and 364,006 shares issued and 9,791,158 and 363,117 shares outstanding, respectively	9,789	362
Additional paid-in capital	10,507,823	6,505,602
Deficit accumulated during the development stage	(10,793,988)	(5,854,847)
Subscription receivable	(90,500)	—
Non-controlling interest	12,423	43,012

Total stockholders’ equity (deficit)	(354,103)	694,154

Total liabilities and stockholders’ equity	$813,572	$1,115,842

 The accompanying notes are an integral part of these condensed consolidated financial statements

ECAREER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 AND FROM OCTOBER 13, 2009 (INCEPTION)

TO DECEMBER 31, 2013

(unaudited)

					October 13, 2009
					(Inception) to
	Three Months Ended December 31,		Six Months Ended December 31,		December 31,
	2013	2012	2013	2012	2013

Revenue	$19,671	$—	$30,682	$—	$39,774

Operating expenses
Advertising and marketing	207,844	106,743	431,604	135,375	1,086,875
Salaries and benefits	291,168	286,509	639,451	412,117	2,280,865
Professional and consulting fees	242,827	425,928	564,211	622,900	3,446,999
General and administrative	174,839	115,958	326,977	196,865	1,060,879
General and administrative expenses - related parties	—	—	—	—	142,900
Total operating expenses	916,678	935,138	1,962,243	1,367,257	8,018,518

Loss from operations	(897,007)	(935,138)	(1,931,561)	(1,367,257)	(7,978,744)

Interest Income (Expense), Net	1,723	294	(14,251)	1,161	1,723
Loss on sale of available-for-sale marketable securities	—	—	—	—	(23,702)

Net loss	(895,284)	(934,844)	(1,945,812)	(1,366,096)	(8,000,723)

Less: Net loss attributable to non-controlling interest	(80,320)	—	30,589	—	230,653

Net loss attributable to eCareer Holdings, Inc.	$(975,604)	$(934,844)	$(1,915,223)	$(1,366,096)	$(7,770,070)

Net loss per share - basic and fully diluted	$(0.14)	$(3.01)	$(0.29)	$(4.55)	$(7.28)

Weighted average number of common shares outstanding during the period - basic and fully diluted	7,104,068	310,710	6,711,534	300,093	1,067,053

The accompanying notes are an integral part of these condensed consolidated financial statements

ECAREER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 13, 2009 (INCEPTION) TO DECEMBER 31, 2013

(unaudited)

								Deficit
	Preferred Stock A		Preferred Stock B		Common Stock			Accumulated		Non-
							Additional	During the	Subscriptions	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Development Stage	Receivable	Interest	Total
Issuance of common stock for services - founders shares ($0.048/share - post reverse split)	—	$—	—	$—	89,112	$89	$4,186	$—	$—	$	$4,275
Net loss - October 13, 2009 (Inception) to June 30, 2010	—	—	—	—	—	—	—	(4,407)	—		(4,407)
Balance - June 30, 2010	—	—	—	—	89,112	89	4,186	(4,407)	—		(132)

Issuance of common stock for cash and subscriptions receivable ($24 - $48/share - post reverse split)	—	—	—	—	3,431	3	102,098	—	(2,500)		99,601

Direct offering costs							(26,803)				(26,803)
Net loss - 2011	—	—	—	—	—	—	—	(227,087)	—		(227,087)
Balance - June 30, 2011	—	—	—	—	92,543	92	79,481	(231,494)	(2,500)		(154,421)
Receipt of cash for subscriptions receivable									2,500		2,500
Issuance of common stock for cash and subscriptions receivable ($12 - $48/share - post reverse split)	—	—			180,383	180	3,817,525	—	(354,000)		3,463,705
Direct offering costs							(502,119)				(502,119)
Issuance of series A preferred stock for services ($0.716/share) - related party	100,000	100					71,500				71,600
Issuance of common stock for services ($14 - $36/share - post reverse split)					7,765	8	248,640	—	—		248,648
Issuance of common stock for direct offering costs ($31/share - post reverse split)					3,127	3	(3)				—
Net loss - 2012	—	—	—	—	—	—	—	(1,960,194)	—		(1,960,194)
Balance - June 30, 2012	100,000	$100	—	—	283,818	283	$3,715,024	(2,191,688)	(354,000)		$1,169,719
Issuance of common stock for cash and subscriptions receivable ($24 - $48/share - post reverse split)					40,601	41	1,286,509		(50,300)		1,236,250
Issuance of common stock and warrants for cash and subscriptions receivable ($48/unit - post reverse split)					55,757	56	2,079,821		(666,000)		1,413,877
Receipt of cash for subscriptions receivable									892,800		892,800
Direct offering costs							(435,041)				(435,041)
Issuance of common stock for services ($14 - $36/share - post reverse split)					1,107	1	37,020				37,021
Net loss - July 1, 2012 to April 11, 2013								(2,736,880)			(2,736,880)
Segregation of non-controlling interest in subsidiary on reverse capitalization					(57,878)	(58)	(243,018)			243,076	—
Issuance of common stock in reverse recapitalization					39,451	39	(459,531)		177,500		(281,992)
Exchange of subsidiary preferred stock for ECHI preferred stock	(74,987)	(75)					75				—
Direct offering costs							(83,776)				(83,776)
Issuance of subsidiary common stock for cash and subscriptions receivable ($24 - $48/share - post reverse split)							8,000				8,000
Issuance of subsidiary common stock and warrants for cash and subscriptions receivable ($48/unit - post reverse split)							449,500				449,500
Receipt of cash for subsidiary’s subscriptions receivable							145,500				145,500
Issuance of common stock for services ($16 - $36/share - post reverse split)					261	—	1,665				1,665
Issuance of subsidiary common stock for services ($25 to $35/share - post reverse split)							3,854				3,854
Net loss - April 12, 2013 to June 30, 2013								(926,279)		(200,064)	(1,126,343)
Balance - June 30, 2013	25,013	25	—	—	363,117	362	6,505,602	(5,854,847)	—	43,012	694,154
Issuance of subsidiary common stock and warrants for cash and subscriptions receivable ($48/unit - post reverse split)							278,351				278,351
Issuance of Subsidiary common stock on exercise of warrants							353,750				353,750
Issuance of common stock upon exercise of warrants					460,585	461	410,539		(90,500)		320,500
Direct offering costs							(198,961)				(198,961)
Issuance of common stock for services ($14 - $36/share - post reverse split)					55,391	55	7,610				7,665
Issuance of common stock in exchange for subsidiary common stock					3,125,103	3,125	(3,125)				—
Issuance of convertible series B preferred stock as a dividend			434,554	434			3,006,681	(3,007,115)			—
Issuance of common stock and warrants for cash and subscriptions receivable ($48/unit - post reverse split)					236,250	236	136,014				136,250
Issuance of common stock dividend					121,412	121	16,682	(16,803)			—
Issuance of common stock upon conversion of series B preferred stock			(108,586)	(109)	5,429,300	5,429	(5,320)				—
Net loss - July 1, 2013 to December 31, 2013								(1,915,223)		(30,589)	(1,945,812)
	25,013	25	325,968	325	9,791,158	9,789	10,507,823	(10,793,988)	(90,500)	12,423	(354,103)

The accompanying notes are an integral part of these condensed consolidated financial statements

ECAREER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 AND FROM OCTOBER 13, 2009 (INCEPTION) TO DECEMBER 31, 2013

(unaudited)

			October 13, 2009
			(Inception) to
	Six Months Ended December 31,		December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,945,812)	$(1,366,096)	$(8,000,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,479	22,954	85,855
Amortization	17,561	—	33,014
Stock issued for services - common stock	7,665	22,083	303,128
Stock issued for services - preferred stock - related party	—	—	71,600
Loss on sale of available-for-sale marketable securities	—	—	23,702
Deposit on future acquisition	—	(60,000)	—
Deposits	—	(4,706)	—
Changes in operating assets and liabilities:
Prepaid expenses	124,519	44,019	(64,770)
Deposit on future acquisition		—	—
Accounts payable and accrued liabilities	193,205	(83,846)	614,893
Net cash used in operating activities	(1,570,383)	(1,425,592)	(6,933,301)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	—	—	48,080
Purchases of intangible assets	(25,854)	(229,993)	(482,056)
Purchases of property and equipment	(11,472)	(180,794)	(336,169)
Net cash used in investing activities	(37,326)	(410,787)	(770,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan payable	—	—	329,716
Repayment of shareholder loan payable	—	—	(232,216)
Proceeds for exercise of warrants	320,500	—	320,500
Proceeds from loan payable	652,782	—	483,500
Repayment of loan payable	(100,000)	—	(100,000)
Proceeds from sale of common stock	136,250	1,426,049	7,847,983
Cash consideration for reverse recapitalization	—	—	(281,992)
Proceeds from sale of subsidiary common stock and warrants	632,101	—	632,101
Payment of offering costs	(198,961)	(215,435)	(1,246,700)
Net cash provided by financing activities	1,442,672	1,210,614	7,752,892

Net (decrease) increase in cash and cash equivalents	(165,037)	(625,765)	49,446

Cash and cash equivalents - beginning of year/period	214,483	1,083,571	—

Cash and cash equivalents - end of period	$49,446	$457,806	$49,446

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$—	$—	$—
Payment of interest	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Exchange of subsidiary preferred stock for ECHI preferred stock	$—	$—	$75
Subscription receivable	$—	$363,000	$90,500
Stock issued for services - preferred stock - related party	$—	$—	$71,600
Creation of non-controlling interest in reverse capitalization	$—	$—	$243,076
Stock issued for services - common stock	$7,665	$—	$303,128
Exchange of subsidiary stock for ECHI common stock	$3,125	$—	$3,125
Issuance of common stock dividend	$16,803	$—	$16,803
Issuance of series B preferred stock as a dividend	$3,007,115	$—	$3,007,115
Conversion of series B preferred stock for common stock	$5,320	$—	$5,320
Shares issued for direct offering costs	$—	$—	$—
Shareholder advance of marketable securities	$—	$—	$71,782

The accompanying notes are an integral part of these condensed consolidated financial statements

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

December 31, 2013

(unaudited)

Note 1 – Organization and Nature of Operations

eCareer Holdings Inc. (“the Company,” “we,” “us,” “our,” and/or “ECHI”) was incorporated under the laws of the State of Nevada on March 24, 2005, as Barossa Coffee Company, Inc. The Company changed its name from Barossa Coffee Company, Inc. to eCareer Holdings, Inc., in connection with the acquisition of eCareer, Inc. on April 11, 2013. The Company is headquartered in Boca Raton, Florida.

The Company’s fiscal year end is June 30.

Acquisition of Barossa Coffee Company, Inc. as a Reverse Recapitalization

As initially reported in our current report on Form 8-K filed on August 30, 2012, on that date, Barossa Coffee Company, Inc., a shell company and Nevada corporation (“BCCI”), entered into an Agreement and Plan of Reorganization (the “Exchange Agreement”) with certain principal stockholders of BCCI (collectively, the “Principal BCCI Stockholders”), eCareer, Inc., a Florida corporation (“ECI”), and the consenting owners of 84.73% of the outstanding shares of common stock of ECI.

The agreement provided for BCCI to acquire all of the issued and outstanding shares of common stock of ECI in exchange for a total of 4,260,690 shares of common stock of BCCI. After the parties agreed to extend the date of closing, the transactions contemplated by the Exchange Agreement closed on April 11, 2013, whereupon BCCI acquired 15,570,077 shares of ECI, representing 84.73% of ECI’s issued and outstanding common stock, in exchange for 3,894,668 restricted shares of newly issued common stock of BCCI—an exchange ratio of 0.250138 newly issued shares of BCCI common stock for every one share of ECI common stock. The 3,894,668 restricted shares of BCCI common stock issued to former ECI stockholders at closing represents 89.2% of the issued and outstanding common stock of BCCI.

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

As a result of the transactions effected by the Exchange Agreement, for financial statement reporting purposes, the exchange has been treated as a reverse acquisition with ECI deemed the accounting acquirer and BCCI deemed the accounting acquiree. The reverse acquisition is deemed a capital transaction and the assets and liabilities of ECI are carried forward to the Company at their carrying value before the acquisition. The equity of the Company is the historical equity of ECI retroactively restated to reflect the number of shares issued by ECI using the capital structure of BCCI. Upon the closing of the Exchange Agreement, ECI became the operating company and BCCI abandoned all of its previous business operations and plans, with the business of ECI now being the Company’s sole business. Accordingly, these financial statements present the operations only of ECI from inception through the date of the exchange (April 11, 2013) and on a consolidated basis for ECHI and ECI after the exchange, and the resulting non-controlling interest in ECI. All intra-company transactions have been eliminated on consolidation.

The Company is a provider of niche career websites designed to brand client companies to active and passive candidates within each niche. Site features include: industry news, social media groups, niche-specific content, webinars, events, training programs and industry statistics. Access to the sites is free to users, and revenues are generated through advertising, resume searches, and job board functions. The Company’s first site, Openreq™, was launched January 1, 2013.

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

December 31, 2013

(unaudited)

Reverse Stock Split

On June 3, 2013, the Company filed a Certificate of Change with the Nevada Secretary of State, to affect a one-for-twelve (1:12) reverse split of its issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split was effective in the market on June 25, 2013. Every 12 shares of common stock outstanding were combined, converted and changed into one share of common stock. All share and per share amounts in these financial statements have been restated to give effect to the reverse stock split.

Note 2 – Going Concern

As reflected in the accompanying financial statements, since inception the Company has incurred a net loss of approximately $8 million and net cash used in operations of approximately $6.9 million. As of December 31, 2013, the Company has a working capital deficit of approximately $1.1 million.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities. In addition, the Company is in the development stage and has generated insignificant revenue since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue operations is dependent on the success of Management’s plans, which include the raising of capital through either the issuance of equity or debt securities, until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. Our current negative cash flow from operations is approximately $262,000 per month. The Company believes its current available cash along with anticipated revenue may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

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

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

December 31, 2013

(unaudited)

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2013 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended June 30, 2013 and 2012. The financial information as of June 30, 2013 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended June 30, 2013. The interim results for the six months ended December 31, 2013 are not necessarily indicative of the results to be expected for the year ending June 30, 2014 or for any future interim periods.

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

Cash and Cash Equivalents

The Company maintains cash balances at a single financial institution. The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. Cash equivalents consisted of money market funds totaling $49,446 and $214,483 at December 31, 2013 and June 30, 2013, respectively.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred.

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

December 31, 2013

(unaudited)

Depreciation is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Asset	Life / Years
Equipment	5 - 7
Furniture and fixtures	5
Computer software	5
Leasehold improvements	Lesser of 15 years or the term of the lease

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken during the six months ended December 31, 2013 and December 31, 2012, and since inception.

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

Intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges taken during the six months ended December 31, 2013 and December 31, 2012, and since inception.

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

December 31, 2013

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

Talent acquisition package revenues are derived from the sale, to recruiters and employers, of a combination of talent packages and access to a searchable database of candidates on the Openreq.com website. Certain of the Company’s arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. The Company determines the units of accounting for multiple element arrangements in accordance with the Multiple-Deliverable Revenue Arrangements subtopic of the FASB ASC. Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis. The Company’s arrangements do not include a general right of return. Services to customers buying a package of available talent packages and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period.

Advertising revenue is recognized over the period in which the advertisements are displayed on the websites or at the time the newsletter campaign is sent to its registered members.

Advertising and Marketing Expense

The Company’s policy is to expense advertising and marketing costs as incurred. Advertising and marketing expenses are as follows:

	Six Months Ended December 31		Three Months Ended December 31		October 13, 2009 (Inception) to
	2013	2012	2013	2012	December 31, 2013
Advertising	$55,729	$7,962	$33,496	$7,782	$113,374
Marketing	375,875	127,413	174,348	98,961	973,501
	$431,604	$135,375	$207,844	$106,743	$1,086,875

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

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations. There were no unrecognized tax benefits for the six months period ended December 31, 2013 and 2012, and from October 13, 2009 (Inception) to December 31, 2013.

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

December 31, 2013

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

The Company had the following potential common stock equivalents:

	December 31, 2013	June 30, 2013
Common stock warrants – ECI	209	51,706
Common stock warrants - ECHI	63,170	16,475
Unvested stock grants - ECI	0	478
Unvested stock grants - ECHI	434	890
Total common stock equivalents	63,813	69,549

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

Level 2 – Inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

December 31, 2013

(unaudited)

The Company’s financial instruments consist primarily of prepaid expenses, accounts payable, accrued liabilities, and loans payable. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of December 31, 2013 and June 30, 2013, respectively due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have had a material impact on the Company’s financial statements.

Note 4 – Prepaid Expenses

Prepaid expenses consist of professional fees and subscription fees. Prepaid expenses are being amortized over the expected period of benefit.

Note 5 – Property and Equipment

Property and equipment consist of the following:

	December 31, 2013	June 30, 2013
Equipment	$172,348	$169,204
Furniture & Fixtures	72,118	72,118
Leasehold Improvements	76,470	68,142
Computer Software	3,000	3,000
Less: Accumulated Depreciation	(73,622)	(41,143)
	$250,314	$271,321

Depreciation expense for the periods were as follows:

	Six Months Ended December 31		Three Months Ended December 31		October 13, 2009 (Inception) to
	2013	2012	2013	2012	December 31, 2013
Depreciation expense	$32,479	$22,954	$16,466	$18,314	$85,855

Note 6 – Intangible Assets

Intangible assets consist of the following:

	December 31, 2013	June 30, 2013
Domain names	$298,389	$298,389
Website development costs	183,667	157,813
Less: Accumulated amortization	(33,014)	(15,453)
	$449,042	$440,749

Amortization expense was as follows:

	Six Months Ended December 31		Three Months Ended December 31		October 13, 2009 (Inception) to
	2013	2012	2013	2012	December 31, 2013
Amortization expense	$17,561	$0	$9,266	$0	$33,014

Certain of the website development costs totaling approximately $135,000 at December 31, 2013, were placed in service commencing in the fiscal year ended June 30, 2013 through December 31, 2013. Others will be placed in service in future years.

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

December 31, 2013

(unaudited)

The estimated future amortization expense of in service website development costs for the years ending June 30 are as follows:

Amount
2014 (6 months)	$19,000
2015	37,000
2016	46,000
Total	$102,000

Note 7 – Notes Payable (Note 11)

The Company has received $300,000 from third parties under promissory notes. The notes bear interest at 10% of the principal amounts ($30,000 per year) with payment of the interest on a quarterly basis over the term of the respective note. Principal is to be paid upon maturity, which range from August to November of 2014. At December 31, 2013 accrued interest amounted to $13,913.

Effective December 17, 2013 the Company borrowed from Asher Enterprises, Inc. $83,500, less $3,500 for legal related costs. The note bears interest at 8% per annum from the issuance date (22% per annum default interest rate) and matures December 19, 2014. Commencing 180 days after issuance Asher has the right to convert the note in whole or in part into a variable amount of shares of common stock of the Company at 58% of the average of the lowest 3 closing bids during the 10 trading days prior to the conversion date. On the date the note becomes convertible, the embedded conversion option is to be classified as a liability at its fair value under ASC 815.

The Note may be prepaid in whole together with accrued interest during the 180-day period commencing December 17, 2013. In the event that the Company exercises its option to prepay the Note, the Company will be obligated to pay Asher an amount equal to between 110% and 130% of the aggregate of the principal balance and accrued interest. The multiple is dependent upon the date of repayment.

The Company is required to reserve shares of common stock, free of preemptive rights, at 5 times the number of shares actually issuable upon full conversion of the Note at the conversion price then in effect. The number of common shares issued upon conversion may not result in beneficial ownership by Asher in excess of 9.99% of the outstanding common shares of the Company, unless waived by Asher with 61 days notice to the Company.

Note 8 – Stockholders Equity

Preferred Stock – ECI

As of June 30, 2012, ECI had 1,000,000 shares of Preferred Stock authorized, $0.001 par value per share. In May 2012, 100,000 shares were designated as Series A and were issued to the CEO. The ECI Series A Preferred Stock was valued at $71,600 ($0.72/share) for the fair value of services rendered.

Each of the Preferred Shares entitled the CEO to 500 votes on any matter brought to a vote of the holders of the Company’s common stock, giving him voting control of ECI.

Series A Preferred Stock – Related Party

On May 1, 2013, ECHI issued 25,013 shares of a newly designated series of stock, Series A Preferred Shares, (the “New Series A Preferred Shares”) based upon an exchange ratio of 0.250138 newly issued shares of ECHI Series A Preferred Stock for every one share of ECI Series A Preferred Stock, to the CEO in exchange for the 100,000 ECI Series A Preferred Shares owned by the CEO.

Each of the New Preferred Shares entitles the CEO to 500 votes on any matter brought to a vote of the holders of the Company’s common stock, giving him 12,506,500 votes, not including additional votes he has through his ownership of shares of the Company’s common stock. Accordingly, the CEO has voting control of the Company.

Series A Preferred Stock has the following provisions:

●	Voting rights entitling the holder to 500 votes per share, which give the CEO voting control of the Company,

●	Non-convertible,

●	No rights to dividends,

●	No liquidation value,

●	Non-participating

●	Non-cumulative,

●	No put option; and

●	Non-redeemable.
14

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

December 31, 2013

(unaudited)

Series B Convertible Preferred Stock

On July 26, 2013, the Company distributed a stock dividend to its common stockholders, whereby one restricted share of Series B Convertible Preferred Stock was issued for every one share of common stock held by ECHI stockholders, a total of 434,554 Series B Convertible Preferred shares. Each share of Series B Convertible Preferred Stock is convertible by the shareholder into 50 shares of common stock, will participate in any dividends declared by the Company for common stock on an as-if-converted-to-common stock basis, and may only vote on matters with respect to the Series B Convertible Preferred Stock on a non-cumulative basis, and subject to applicable restrictions. The fair value of these shares was determined to be $6.92 per share resulting in a dividend amounting to $3,007,114. As of December 31, 2013, 108,586 Series B Preferred Shares were converted into 5,429,300 shares of Common Stock (Note 11).

Common Stock

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
15

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

December 31, 2013

(unaudited)

The following is a summary of the Company’s and ECI’s restricted stock grants that are subject to vesting and forfeiture. Recognition and valuation of share-based payments occurs as services are received and are earned proportionately over a two-year term. Unvested, forfeitable shares are accounted for as unissued until vesting occurs.

	Quantity	Vesting Schedule as of June 30,
Date of Grant	Granted	2012	2013	2014	2015
Feb. 2012	521	87	261	173	0
Mar. 2012	1042	130	521	391	0
May 2012	564	43	521	0	0
Sept. 2012	521	0	195	261	65
	2, 648	260	1,498	825	65

ECI issued the following shares of common stock for the period July 1, 2012 to April 11, 2013:

	Quantity	Quantity
Transaction Type	Stock	Warrants	Valuation
Cash – third parties (1)	96,358	55,757	$3,366,427
Services – third parties (2)	1,107	—	37,021
	97,465	55,757	$3,403,448

(1)	Commencing in December 2012, ECI issued shares and warrants as a unit under a private placement memorandum. Each unit was offered at a price of $1.00 per Unit. Each Unit consisted of one share of common share and one common stock purchase warrant, entitling the holder to purchase one share of common stock at $1.00 per share. The purchase price was recorded at par for the common stock and additional paid-in capital was allocated between the prorated fair value of the common stock and the warrant. The warrants are exercisable through December 31, 2015. Effective October 1, 2013 ECI concluded its private placement memorandum and all outstanding warrants of consented shareholders were converted into ECHI. The exercise price of the warrants remains at a $1.00 per share.

(2)	Valuation was based upon the average cash price paid by third parties for common stock during the 30-day period preceding the service performance, since the Company was not yet traded publicly; this represented the best evidence of fair value.

From April 12, 2013, through June 30, 2013, ECI issued common stock for cash in the amount of $457,500, and $3,854 for services rendered by third parties.

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

From July 1, 2013 through December 31, 2013, ECI issued common stock for cash in the amount of $633,100.

16

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

December 31, 2013

(unaudited)

ECI is currently a majority owned subsidiary of the Company. In September 2013, the Company’s Board of Directors approved an offering to the remaining stockholders of ECI to exchange their shares of ECI for shares of ECHI on a one-for-one basis. Certain ECI shareholders were also given the option to rescind their stock subscriptions for a refund of the full amount of all monies paid under their subscription. The offers to exchange or rescind expired December 15, 2013, as extended. Through December 31, 2013, 3,125,103 shares of ECI have been exchanged for the same amount of shares of ECHI. (Note 11).

From April 12, 2013 through June 30, 2013, 261 the Company issued common shares for services vested with a value of $1,665.

From July 1, 2013 through December 31, 2013 the Company issued the following shares of common stock:

Transaction Type	Quantity	Valuation
Exercise of warrants	460,585	$411,000
Exchange for ECI common stock	3,125,103	0
Issued for cash	236,250	136,250
Issuance of common stock dividend	121,412	16,803
Conversion of Series B Preferred stock	5,429,300	0
Services – third parties (1)	55,591	7,665
	9,248,041	$571,718

In November 2013, the Board of Directors determined that all outstanding warrants held by ECI shareholders that consent to conversion into ECHI stock and warrants during the quarter ending December 31, 2013 would convert into warrants of ECHI, Retro-Active to October 1, 2013.

In November 2013, the Company issued a common stock dividend to the ECI shareholders in an amount equivalent to the number of shares of ECHI that these shareholders would have received had they been shareholders of ECHI on April 11, 2013 (the “Record Date”).

ECI and the Company paid direct offering costs since inception in the aggregate of $1,246,700, associated with capital raising activities.

Note 9 – Commitment and Contingencies

The Company executed an operating lease for office space in September 2012 expiring in January 2016. In August 2013, this lease was amended to add additional space to accommodate the Company’s growth, and expires in September 2018.

At December 31, 2013, the future rental commitments are approximately as follows:

Year ending June 30,

Amount
2014 (6 months)	$25,000
2015	51,000
2016	53,000
2017	55,000
2018	56,000
Thereafter	77, 000
Total	$317,000

Rental expenses for the periods were as follows:

	Six Months Ended December 31		Three Months Ended December 31		October 13, 2009 (Inception) to
	2013	2012	2013	2012	December 31, 2013
Rent expense	$34,577	$5,712	$26,704	$4,596	$66,680
17

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

December 31, 2013

(unaudited)

Note 10 – Related Party Transaction

During the six and three month period ended December 31, 2013 and 2012, and from October 13, 2009 (Inception) to December 31, 2013, the Company paid fees to related and former related parties associated with capital raising activities and related consulting fees, as follows:

	Six Months Ended December 31		Three Months Ended December 31		October 13, 2009 (Inception) to
Direct Offering Cost	2013	2012	2013	2012	December 31, 2013
Finder Fees - Related Parties	$—	$—	$—	$—	$22,295
Finder Fees - Former Related Parties	131,056	102,531	55,451	39,368	796,991

During the six and three months ended December 31, 2013 and 2012, and from October 13, 2009 (Inception) to December 31, 2013, the Company paid consulting fees to former and current related parties under agreements with the following provisions:

●	One year term,

●	Flat fee retainer,

●	Additional fees based on expanded services,

●	Services include shareholder relations and business strategy

The consulting fees paid to related party and former related parties are as follows:

	Six Months Ended December 31		Three Months Ended December 31		October 13, 2009 (Inception) to
Consulting Fees	2013	2012	2013	2012	December 31, 2013
Related Parties	$0	$0	$0	$0	$62, 900
Former Related Parties	146,621	173,336	68,000	120,794	1,455,402
18

eCareer Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 11 – Subsequent Events

(A) Common Stock

Subsequent to December 31, 2013, the Company issued the following shares of common stock:

	Quantity
Transaction Type	Stock	Valuation
Exercise of warrants (1)	50,000	$30,000
Services – third parties (2) common stock	43	6
Sale of Common Stock and Warrants	200,000	120,000
	250,043	$150,006

(1)	ECI issued units containing common stock and warrants for $1.00. The warrants have a $1.00 exercise price and expire on December 31, 2015. Each of the warrants in the units that were included in the exchange were converted to ECHI warrants. The Company has reserved shares to cover the possible exercise of the warrants. There are no embedded features in the warrants that would require treatment as a derivative liability.

(2)	Valuation is based upon an unrelated third party report.

(B) Option to Rescind ECI Stock Subscriptions

The Board of Directors is offering the remaining stockholders of ECI to exchange their shares of ECI for shares of ECHI on a one-for-one basis. As of February 11, 2014, the maximum amount of shares of ECI that may be rescinded is approximately 355,000, which could require the Company to pay approximately $206,000. Management believes that the probability of the shareholders rescinding their subscriptions is remote.

(C) Notes Payable

On January 3, 2013, the Company received $100,000 from a third party under a promissory note. The note bears interest at 10% of the principle amount ($10,000) with payment of the interest on a quarterly basis over the term of the note. Principal is to be paid at maturity on November 25, 2014.

Asher Convertible Note

Effective January 28, 2014, the Company borrowed from Asher Enterprises, Inc. $42,500, less $2,500 for legal related costs. The note bears interest at 8% per annum from the issuance date (22% per annum default interest rate) and matures October 30, 2014. Commencing 180 days after issuance Asher has the right to convert the note in whole or in part into a variable amount of shares of common stock of the Company at 58% of the average of the lowest 3 closing bids during the 10 trading days prior to the conversion date. On the date the note becomes convertible, the embedded conversion option is to be classified as a liability at its fair value under ASC 815.

The Note may be prepaid in whole together with accrued interest during the 180-day period commencing January 28, 2013. In the event that the Company exercises its option to prepay the Note, the Company will be obligated to pay Asher an amount equal to between 110% and 130% of the aggregate of the principal balance and accrued interest. The multiple is dependent upon the date of repayment.

The Company is required to reserve shares of common stock, free of preemptive rights, at 5 times the number of shares actually issuable upon full conversion of the Note at the conversion price then in effect. The number of common shares issued upon conversion may not result in beneficial ownership by Asher in excess of 9.99% of the outstanding common shares of the Company, unless waived by Asher with 61 days notice to the Company.

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

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of service has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of customer discounts ratably over the service period. Payments received in advance of services being rendered are recorded as deferred revenue and recognized over the service period. The Company generates revenue from the following sources:

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

Intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges taken during the six months ended December 31, 2013 and 2012, and since inception.

Results of Operations – Six months ended December 31, 2013 compared to December 31, 2012

Revenue for the six months ended December 31, 2013, was $30,682. There was no revenue for the six months ended December 31, 2012.

Net loss for the six months ended December 31, 2013, was approximately $1.9 million or approximately $0.29 per share (basic and diluted) as compared to approximately $1.4 million, or approximately $4.55 per share (basic and diluted), for the six months ended December 31, 2012. This increase in net loss of approximately $500,000 was primarily due to increases in marketing, advertising, and payroll costs.

Operating expenses for the six months ended December 31, 2013, were approximately $2.0 million compared to approximately $1.4 million in operating expenses for the six months ended December 31, 2012. Operating expenses for the six months ended December 31, 2013, consisting of approximately $564,000 of professional and consulting fees, approximately $639,000 of payroll expenses, approximately $430,000 of marketing, and approximately $327,000 of general and administrative expenses. This compares to operating expenses for the six months ended December 31, 2012, of $1.4 million, which consist of approximately $623,000 of professional and consulting fees, approximately $412,000 of payroll expenses, approximately $135,000 of advertising and marketing expenses, and $197,000 of general and administrative expenses. The majority of these increases can be attributed to the start up costs associated with launching our first niche site – openreq.com – and raising capital.

Results of Operations – Three months ended December 31, 2013 compared to December 31, 2012

Revenue for the three months ended December 31, 2013, was $19,671. There was no revenue for the three months ended December 31, 2012.

Net loss for the three months ended December 31, 2013, was approximately $975,000 or approximately $0.14 per share (basic and diluted) as compared to approximately $935,000, or approximately $3.01 per share (basic and diluted), for the three months ended December 31, 2012. This increase in net loss of approximately $40,000 was primarily due to increases in marketing and advertising, and a decline in professional fees.

Operating expenses for the three months ended December 31, 2013, were approximately $917,000 compared to approximately $935,000 in operating expenses for the three month ended December 31, 2012. Operating expenses for the three months ended December 31, 2013, consist of approximately $243,000 of professional and consulting fees, approximately $291,000 of payroll expenses, approximately $208,000 of marketing, and approximately $175,000 of general and administrative expenses. This compares to operating expenses for the three months ended December 31, 2012, of $935,000, consisting of approximately $426,000 of professional and consulting fees, approximately $287,000 of payroll expenses, approximately $24,000 of advertising and marketing expenses, and $194,000 of general and administrative expenses. The majority of these increases can be attributed to start up costs associated with launching our first niche site – openreq.com – and raising capital.

Liquidity and Capital

At December 31, 2013, we had cash of $49,446 as compared to $214,483 at June 30, 2013. Our working capital deficit at December 31, 2013, was approximately $1.1 million compared to $17,916 at June 30, 2013, a decrease of approximately $1.0 million. The decrease is primarily attributable to the operating net loss of approximately $1.9 million, and an increase in cash raised through exercise of common stock purchase warrants of approximately $320,000, sale of subsidiary common stock and common stock purchase warrants for approximately $630,000, sale of our common stock and common stock purchase warrants for approximately $258,000, and net proceeds from loans of approximately $553,000.

For the six months ended December 31, 2013, cash used in operating activities was approximately $1.6 million as compared to approximately $1.4 million for the six months ended December 31, 2012. Our primary uses of cash from operating activities for the six months December 31, 2013, were losses from operations of approximately $1.9 million.

Net cash used in investing activities for the six months ended December 31, 2013, was approximately $37,000, predominantly from the purchase of property and equipment and intangible assets. This compares with net cash used in investing activities of approximately $411,000 for the six months ended December 31, 2012, predominantly from the purchase of property and equipment and intangible assets.

Net cash provided by financing activities for the six months ended December 31, 2013, was approximately $1.4 million, which included approximately $320,000 from the exercise of common stock purchase warrants, approximately $630,000 from the sale of subsidiary common stock and warrants, and $553,000 from loans payable, sale of Company stock and warrants for approximately $ 258,000, and net proceeds from loans of approximately $553,000. For the six months ended December 31, 2012, the net cash provided by financing activities was approximately $1.2 million, which included approximately $1.4 million from the issuance of common stock offset by offering costs and the repayment of a stockholder loan.

Current and Future Financing Needs

We have a stockholder’s deficit of approximately $354,000 at December 31, 2013, and have incurred a net loss of approximately $8.0 million since inception. Since December 31, 2013, we have raised additional capital through February 7, 2014, of approximately $150,000 through the sale of common stock and common stock purchase warrants, and the exercise of our common stock purchase warrants as well as receipts from loans of $142,500.

We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of common stock. At December 31, 2013, we had debt of $1.2 million and a working capital deficit of approximately $1.1 million. There is substantial doubt as to our ability to continue as a going concern as stated in Note 2 of the December 31, 2013 Notes to Condensed Consolidated Financial Statements. During the six months ended December 31, 2013, we raised approximately $1.4 million (net of expenses of approximately $200,000) from the issuance of our and our subsidiary’s common stock. The capital was raised by both ECI and ECHI during the 3 months ended 9/30/13 and only by ECHI from October through December. Since then we have raised an additional approximately $150,000 from the sale of common stock and common stock purchase warrants, and the exercise of our common stock purchase warrants.

We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. Our current negative cash flow rate is approximately $262,000 per month. We do not have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

In April 2013 the Company issued 3,894,668 pre-split shares of its common stock in exchange for 15,570,077 shares of eCareer, Inc. Subsequent thereto, the Company has issued an additional 3,125,103 shares of its common stock in exchange for 3,125,103 shares of eCareer, Inc.

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

On August 9, 2013, the Company issued a promissory note in the amount of $100,000, which was repaid in December 2013.

During the quarter ended December 31, 2013 we issued 459,333 shares of our common stock from the exercise of warrants and received proceeds of $260,500.

During the quarter ended December 31, 2013 the Company issued 130 shares of our common stock for services rendered. The shares were valued at $0.1384 per share for $18.

During the quarter ended December 31, 2013, 49,629 shares of our Series B Preferred Shares were converted into 2,481,450 shares of common stock.

In October 2013, the Company issued 10,000 units, consisting of one share of common stock and one warrant at $1.00 per unit, for $10,000. The warrants are exercisable at $1.00 per share.

In December 2013, the Company issued 250 units, consisting of one share of common stock and one warrant at $1.00 per unit, for $26,250. The warrants are exercisable at $1.00 per share.

In December 2013, the Company issued 200,000 shares of common stock for $100,000.

In October 2013, the Company issued 16,000 shares of common stock for $16,000 upon the exercise of warrants.

In November 2013, the Company issued 183,333 shares of common stock for $137,500 upon the exercise of warrants.

In December 2013, the Company issued 260,000 shares of common stock for $197,500 upon the exercise of warrants.

Effective December 31, 2013, the Company issued a common stock dividend of 121,412 shares.

In November 2013, the Company issued 4 Promissory Notes in the aggregate amount of $300,000.

In December 2013, the Company issued a convertible note totaling $83,500.

In January 2014, the Company issued a convertible note totaling $42,500.

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
25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eCareer Holdings, Inc.

Date: February 14, 2014	By:	/s/ Joseph Azzata
Joseph Azzata
Chief Executive Officer
26