Form 10-Q
period 2014-03-31
eCareer Holdings, Inc.
filed 2014-05-15
CIK 1332572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2014.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from_____________to_____________.

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

As of May 7, 2014, there were 13,019,377 shares of the registrant’s common stock outstanding (the only class of voting common stock).

FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and June 30, 2013	3

	Unaudited Condensed Consolidated Statements of Operations for the Nine and Three Months Ended March 31, 2014 and 2013,and from October 13, 2009 (Inception) To March 31, 2014	4

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity from October 13, 2009 (Inception) to March 31, 2014	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2014 and 2013, and from October 13, 2009 (Inception) to March 31, 2014	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations	20

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23

Item 4.	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Default Upon Senior Securities	24

Item 4.	Mine Safety Disclosure	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

	Signatures	26
2

ITEM 1.	FINANCIAL STATEMENTS

ECAREER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	June 30, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,599	$214,483
Prepaid expenses and other current assets	24,245	189,289
Total current assets	33,844	403,772

Property and equipment, net	237,128	271,321

Other assets
Intangible assets	439,776	440,749

Total assets	$710,748	$1,115,842

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$584,235	$421,688
Loan Payable - shareholder	156,782	—
Loans payable	541,000	—
Total current liabilities	1,282,017	421,688

Commitments and contingencies

Stockholders’ equity
Series A Preferred stock, $0.001 par value, 1,000,000 shares authorized, 25,013 shares issued and outstanding	25	25
Series B Preferred stock, $0.001 par value, 1,000,000 shares authorized, 323,036 and 0 shares issued and outstanding, respectively	322	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,183,852 and 364,006 shares issued and 11,183,484 and 363,117 shares outstanding, respectively	11,183	362

Additional paid-in capital	11,058,620	6,505,602
Deficit accumulated during the development stage	(11,626,797)	(5,854,847)
Subscription receivable	(15,001)	—
Non-controlling interest	379	43,012

Total stockholders’ equity (deficit)	(571,269)	694,154

Total liabilities and stockholders’ equity	$710,748	$1,115,842

The accompanying notes are an integral part of these condensed consolidated financial statements

ECAREER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013 AND FROM OCTOBER 13, 2009 (INCEPTION) TO MARCH 31, 2014

(unaudited)

					October 13, 2009
					(Inception) to
	Three Months Ended March 31,		Nine Months Ended March 31,		March 31,
	2014	2013	2014	2013	2014

Revenue	$22,849	$2,132	$53,531	$2,132	$62,623

Operating expenses
Advertising and marketing	59,494	168,329	491,098	303,704	1,146,369
Salaries and benefits	422,580	282,109	1,062,031	694,226	2,703,445
Professional and consulting fees	116,515	494,821	680,726	1,117,722	3,563,514
General and administrative	206,154	156,311	533,130	352,014	1,267,033
General and administrative expenses - related parties	—	—	—	—	142,900
Total operating expenses	804,743	1,101,570	2,766,985	2,467,666	8,823,261

Loss from operations	(781,894)	(1,099,438)	(2,713,454)	(2,465,534)	(8,760,638)

Interest Income (Expense), Net	(62,968)	—	(77,221)	—	(61,245)
Loss on sale of available-for-sale marketable securities	—	—	—	—	(23,702)

Net loss	(844,862)	(1,099,438)	(2,790,675)	(2,465,534)	(8,845,585)

Less: Net loss attributable to non-controlling interest	12,044	—	42,633	—	242,697

Net loss attributable to eCareer Holdings, Inc.	$(832,818)	$(1,099,438)	$(2,748,042)	$(2,465,534)	$(8,602,888)

Net loss per share - basic and fully diluted	$(0.08)	$(3.11)	$(0.35)	$(7.77)	$(5.24)

Weighted average number of common shares outstanding during the period - basic and fully diluted	10,374,962	353,011	7,881,251	317,438	1,640,215

The accompanying notes are an integral part of these condensed consolidated financial statements

ECAREER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 13, 2009 (INCEPTION) TO MARCH 31, 2014

(unaudited)

								Deficit
								Accumulated
	Preferred Stock A		Preferred Stock B		Common Stock		Additional	During the		Non-
							Paid-in	Development	Subscriptions	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Interest	Total

Issuance of common stock for services - founders shares ($0.048/share - post reverse split)	—	$—	—	$—	89,112	$89	$4,186	$—	$—	$	$4,275
Net loss - October 13, 2009 (Inception) to June 30, 2010	—	—	—	—	—	—	—	(4,407)	—		(4,407)
Balance - June 30, 2010	—	—	—	—	89,112	89	4,186	(4,407)	—		(132)
Issuance of common stock for cash and subscriptions receivable ($24 - $48/share - post reverse split)	—	—	—	—	3,431	3	102,098	—	(2,500)		99,601
Direct offering costs							(26,803)				(26,803)
Net loss - 2011	—	—	—	—	—	—	—	(227,087)	—		(227,087)
Balance - June 30, 2011	—	—	—	—	92,543	92	79,481	(231,494)	(2,500)		(154,421)
Receipt of cash for subscriptions receivable									2,500		2,500
Issuance of common stock for cash and subscriptions receivable ($12 - $48/share - post reverse split)	—	—			180,383	180	3,817,525	—	(354,000)		3,463,705
Direct offering costs							(502,119)				(502,119)
Issuance of series A preferred stock for services ($0.716/share) - related party	100,000	100					71,500				71,600
Issuance of common stock for services ($14 - $36/share - post reverse split)					7,765	8	248,640	—	—		248,648
Issuance of common stock for direct offering costs ($31/share - post reverse split)					3,127	3	(3)				—
Net loss - 2012	—	—	—	—	—	—	—	(1,960,194)	—		(1,960,194)
Balance - June 30, 2012	100,000	$100	—	—	283,818	283	$3,715,024	(2,191,688)	(354,000)		$1,169,719
Issuance of common stock for cash and subscriptions receivable ($24 - $48/share - post reverse split)					40,601	41	1,286,509		(50,300)		1,236,250
Issuance of common stock and warrants for cash and subscriptions receivable ($48/unit - post reverse split)					55,757	56	2,079,821		(666,000)		1,413,877
Receipt of cash for subscriptions receivable									892,800		892,800
Direct offering costs							(435,041)				(435,041)
Issuance of common stock for services ($14 - $36/share - post reverse split)					1,107	1	37,020				37,021
Net loss - July 1, 2012 to April 11, 2013								(2,736,880)			(2,736,880)
Segregation of non-controlling interest in subsidiary on reverse capitalization					(57,878)	(58)	(243,018)			243,076	—
Issuance of common stock in reverse recapitalization					39,451	39	(459,531)		177,500		(281,992)
Exchange of subsidiary preferred stock for ECHI preferred stock	(74,987)	(75)					75				—
Direct offering costs							(83,776)				(83,776)
Issuance of subsidiary common stock for cash and subscriptions receivable ($24 - $48/share - post reverse split)							8,000				8,000
Issuance of subsidiary common stock and warrants for cash and subscriptions receivable ($48/unit - post reverse split)							449,500				449,500
Receipt of cash for subsidiary’s subscriptions receivable							145,500				145,500
Issuance of common stock for services ($16 - $36/share - post reverse split)					261	—	1,665				1,665
Issuance of subsidiary common stock for services ($25 to $35/share - post reverse split)							3,854				3,854
Net loss - April 12, 2013 to June 30, 2013								(926,279)		(200,064)	(1,126,343)
Balance - June 30, 2013	25,013	25	—	—	363,117	362	6,505,602	(5,854,847)	—	43,012	694,154
Issuance of subsidiary common stock and warrants for cash and subscriptions receivable ($ 0,50 - $1.00/unit)							278,351				278,351
Issuance of Subsidiary common stock on exercise of warrants							353,750				353,750
Issuance of common stock upon exercise of warrants					510,585	511	440,489				441,000
Direct offering costs							(211,143)				(211,143)
Issuance of common stock for services ($0.138/share)					55,521	56	7,628				7,684
Issuance of common stock in exchange for subsidiary common stock					3,125,103	3,125	(3,125)				—
Issuance of convertible series B preferred stock as a dividend			434,554	434			3,006,681	(3,007,115)			—
Issuance of common stock and warrants for cash and subscriptions receivable ($0.60 - $1.00/unit)					1,031,917	1,032	614,219		(15,001)		600,250
Issuance of common stock dividend					121,341	121	16,672	(16,793)			—
Issuance of common stock upon conversion of series B preferred stock			(111,518)	(112)	5,575,900	5,576	(5,464)				—
Issuance of common stock for interest expense ($0.138/share)					400,000	400	54,960				55,360
Net loss - July 1, 2013 to March 31, 2014								(2,748,042)		(42,633)	(2,790,675)
	25,013	25	323,036	322	11,183,484	11,183	11,058,620	(11,626,797)	(15,001)	379	(571,269)

The accompanying notes are an integral part of these condensed consolidated financial statements

ECAREER HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED MARCH 31, 2014 AND 2013 AND FROM OCTOBER 13, 2009 (INCEPTION) TO MARCH 31, 2014

(unaudited)

	Nine Months Ended March 31,		October 13, 2009 (Inception) to March 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,790,675)	$(2,465,534)	$(8,845,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48,988	35,207	102,364
Amortization	26,827	1,250	42,280
Stock issued for services - common stock	7,684	37,020	303,146
Stock issued for services - preferred stock - related party	—	—	71,600
Stock issued for interest - common stock	55,360		55,360
Loss on sale of available-for-sale marketable securities	—	—	23,702
Deposit on future acquisition	—	(97,039)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	165,044	48,584	(24,245)
Accounts payable and accrued liabilities	162,547	(153,469)	584,235
Net cash used in operating activities	(2,324,225)	(2,593,981)	(7,687,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	—	—	48,080
Advances on loan receivable	—	(30,427)	—
Purchases of intangible assets	(25,854)	(281,687)	(482,056)
Purchases of property and equipment	(14,795)	(250,520)	(339,492)
Net cash used in investing activities	(40,649)	(562,634)	(773,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan payable	169,282	—	329,716
Repayment of shareholder loan payable	(12,500)	—	(244,716)
Proceeds for exercise of warrants	441,000	—	441,000
Proceeds from loan payable	761,000	—	761,000
Repayment of loan payable	(220,000)	—	(220,000)
Proceeds from sale of common stock	600,250	3,109,164	8,311,983
Cash consideration for reverse recapitalization	—	—	(281,992)
Proceeds from sale of subsidiary common stock and warrants	632,101	—	632,101
Payment of offering costs	(211,143)	(234,777)	(1,258,882)
Net cash provided by financing activities	2,159,990	2,874,387	8,470,210

Net (decrease) increase in cash and cash equivalents	(204,884)	(282,228)	9,599

Cash and cash equivalents - beginning of year/period	214,483	1,083,571	—

Cash and cash equivalents - end of period	$9,599	$801,343	$9,599

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$—	$—	$—
Payment of interest	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Exchange of subsidiary preferred stock for ECHI preferred stock	$—	$—	$75
Subscription receivable	$—	$364,000	$—
Stock issued for services - preferred stock - related party	$—	$—	$71,600
Creation of non-controlling interest in reverse capitalization	$—	$—	$243,076
Stock issued for services - common stock	$7,684	$—	$303,146
Stock issued for interest - common stock	$55,360	$—	$55,360
Exchange of subsidiary stock for ECHI common stock	$3,125	$—	$3,125
Issuance of common stock dividend	$16,793	$—	$16,793
Issuance of series B preferred stock as a dividend	$3,007,115	$—	$3,007,115
Conversion of series B preferred stock for common stock	$5,464	$—	$5,464
Shares issued for direct offering costs	$—	$—	$—
Shareholder advance of marketable securities	$—	$—	$71,782

The accompanying notes are an integral part of these condensed consolidated financial statements

eCareer Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2014
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
March 31, 2014
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

Note 2 – Going Concern

As reflected in the accompanying financial statements, since inception the Company has incurred a net loss of approximately $8.8 million and net cash used in operations of approximately $7.7 million. As of March 31, 2014, the Company has a working capital deficit of approximately $1.2 million.

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

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. Our current negative cash flow from operations is approximately $175,000 per month. The Company believes its current available cash along with anticipated revenue may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

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
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2013 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended June 30, 2013 and 2012. The financial information as of June 30, 2013 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended June 30, 2013. The interim results for the nine months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending June 30, 2014 or for any future interim periods.

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

Cash and Cash Equivalents

The Company maintains cash balances at a single financial institution. The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. Cash equivalents consisted of money market funds totaling $9,599 and $214,483 at March 31, 2014 and June 30, 2013, respectively.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred.

eCareer Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

Depreciation is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Asset	Life / Years
Equipment	5 - 7
Furniture and fixtures	5
Computer software	5
Leasehold improvements	Lesser of 15 years or the term of the lease

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken during the nine months ended March 31, 2014 and March 31, 2013, and since inception.

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

Intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges taken during the nine months ended March 31, 2014 and March 31, 2013, and since inception.

eCareer Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2014
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

Talent acquisition package revenues are derived from the sale, to recruiters and employers, of a combination of talent packages and access to a searchable database of candidates on the Openreq.com website. Certain of the Company’s arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. The Company determines the units of accounting for multiple element arrangements in accordance with the Multiple-Deliverable Revenue Arrangements subtopic of the FASB ASC. Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis. Moving forward, the Company’s arrangements will not include a general right of return. Services to customers buying a package of available talent packages and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period.

Advertising revenue is recognized over the period in which the advertisements are displayed on the websites or at the time the newsletter campaign is sent to its registered members.

Advertising and Marketing Expense

The Company’s policy is to expense advertising and marketing costs as incurred. Advertising and marketing expenses are as follows:

	Nine Months Ended March 31		Three Months Ended March 31		October 13, 2009 (Inception) to
	2014	2013	2014	2013	March 31, 2014
Advertising	$59,234	$25,959	$3,505	$17,997	$116,879
Marketing	431,864	277,745	55,989	150,332	1,029,490
	$491,098	$303,704	$59,494	$168,329	$1,146,369

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

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations. There were no unrecognized tax benefits for the nine months period ended March 31, 2014 and 2013, and from October 13, 2009 (Inception) to March 31, 2014.

eCareer Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2014
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

The Company had the following potential common stock equivalents (Note 11):

	March 31, 2014	June 30, 2013
Common stock warrants - ECI	10,000	2,480,500
Common stock warrants - ECHI	3,777,145	790,377
Unvested stock grants - ECI	0	478
Unvested stock grants - ECHI	130	890
Total common stock equivalents	3,787,275	3,272,245

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
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

The Company’s financial instruments consist primarily of prepaid expenses, accounts payable, accrued liabilities, and loans payable. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of March 31, 2014 and June 30, 2013, respectively due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have had a material impact on the Company’s financial statements.

Note 4 – Prepaid Expenses and Other Current Assets

Prepaid expenses consist of professional fees and subscription fees. Prepaid expenses are being amortized over the expected period of benefit. Other current assets consist of employee advances.

Note 5 – Property and Equipment

Property and equipment consist of the following:

	March 31, 2014	June 30, 2013
Equipment	$172,348	$169,204
Furniture & Fixtures	72,118	72,118
Leasehold Improvements	79,793	68,142
Computer Software	3,000	3,000
Less: Accumulated Depreciation	(90,131)	(41,143)
	$237,128	$271,321

Depreciation expense for the periods were as follows:

	Nine Months Ended		Three Months Ended		October 13, 2009
	March 31		March 31		(Inception) to
	2014	2013	2014	2013	March 31, 2014
Depreciation expense	$48,988	$35,207	$16,509	$12,253	$102,364

Note 6 – Intangible Assets

Intangible assets consist of the following:

	March 31, 2014	June 30, 2013
Domain names	$298,389	$298,389
Website development costs	183,667	157,813
Less: Accumulated amortization	(42,280)	(15,453)
	$439,776	$440,749

Amortization expense for the periods was as follows:

	Nine Months Ended March 31		Three Months Ended March 31		October 13, 2009 (Inception) to
	2014	2013	2014	2013	March 31, 2014
Amortization expense	$26,827	$1,250	$9,266	$1,250	$42,280

Certain of the website development costs totaling approximately $135,000 at March 31, 2014, were placed in service commencing in the fiscal year ended June 30, 2013 through December 31, 2013. Others will be placed in service in future years.

eCareer Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

The estimated future amortization expense of in service website development costs for the years ending June 30 are as follows:

Amount
2014 (3 months)	$10,000
2015	37,000
2016	46,000
Total	$93,000

Note 7 –Notes Payable and Derivative Liabilities

The Company has received $415,000 from third parties under promissory notes. The notes bear interest at 10% of the principal amounts ($41,500 per year) with payment of the interest on a quarterly basis over the term of the respective note. Principal is to be paid upon maturity, which range from August to November of 2014. At March 31, 2014 accrued interest amounted to $21,522.

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

The Note may be prepaid in whole together with accrued interest during the 180-day period commencing January 28, 2014. In the event that the Company exercises its option to prepay the Note, the Company will be obligated to pay Asher an amount equal to between 110% and 130% of the aggregate of the principal balance and accrued interest. The multiple is dependent upon the date of repayment.

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
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

Series B Convertible Preferred Stock

On July 26, 2013, the Company distributed a stock dividend to its common stockholders, whereby one restricted share of Series B Convertible Preferred Stock was issued for every one share of common stock held by ECHI stockholders, a total of 434,554 Series B Convertible Preferred shares. Each share of Series B Convertible Preferred Stock is convertible by the shareholder into 50 shares of common stock, will participate in any dividends declared by the Company for common stock on an as-if-converted-to-common stock basis, and may only vote on matters with respect to the Series B Convertible Preferred Stock on a non- cumulative basis, and subject to applicable restrictions. The fair value of these shares was determined to be $6.92 per share resulting in a dividend amounting to $3,007,115. As of March 31, 2014, 111,518 Series B Preferred Shares were converted into 5,575,900 shares of Common Stock (Note 11).

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
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

The following is a summary of the Company’s and ECI’s restricted stock grants that are subject to vesting and forfeiture. Recognition and valuation of share-based payments occurs as services are received and are earned proportionately over a two-year term. Unvested, forfeitable shares are accounted for as unissued until vesting occurs (Note 11).

	Quantity	Vesting Schedule as of June 30,
Date of Grant	Granted	2012	2013	2014	2015
Feb. 2012	521	87	261	173	0
Mar. 2012	782	129	516	137	0
May 2012	27,079	2,083	24,996	0	0
Sept. 2012	521	0	195	264	62
	28,903	2,299	25,968	574	62

ECI issued the following shares of common stock for the period July 1, 2012 to April 11, 2013:

Transaction Type	Quantity Stock	Quantity Warrants	Valuation
Cash – third parties (1)	96,358	55,757	$3,366,427
Services – third parties (2)	1,107	—	37,021
	97,465	55,757	$3,403,448

(1)	Commencing in December 2012, ECI issued shares and warrants as a unit under a private placement memorandum. Each unit was offered at a price of $1.00 per Unit. Each Unit consisted of one share of common share and one common stock purchase warrant, entitling the holder to purchase one share of common stock at $1.00 per share. The purchase price was recorded at par for the common stock and additional paid-in capital was allocated between the prorated fair value of the common stock and the warrant. The warrants are exercisable through December 31, 2015. Effective October 1, 2013 ECI concluded its private placement memorandum and all outstanding warrants of consented shareholders were converted into ECHI warrants. The exercise price of the warrants remains at a $1.00 per share.

(2)	Valuation was based upon the average cash price paid by third parties for common stock during the 30-day period preceding the service performance, since the Company was not yet traded publicly; this represented the best evidence of fair value.

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

From July 1, 2013 through March 31, 2014, ECI issued common stock for cash in the amount of $ 632,101 .

16

eCareer Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

ECI is currently a majority owned subsidiary of the Company. In September 2013, the Company’s Board of Directors approved an offering to the remaining stockholders of ECI to exchange their shares of ECI for shares of ECHI on a one-for-one basis. All ECI shareholders were also given the option to rescind their stock subscriptions for a refund of the full amount of all monies paid under their subscription. The offers to exchange or rescind expired December 15, 2013, as extended. Through March 31, 2014, 3,125,103 shares of ECI have been exchanged for the same amount of shares of ECHI. (Note 11).

From April 12, 2013 through June 30, 2013, the Company issued 261 common shares for services vested with a value of $1,665.

From July 1, 2013 through March 31, 2014 the Company issued the following common stock:

Transaction Type	Quantity	Valuation
Exercise of warrants	510,585	$441,000
Exchange for ECI common stock	3,125,103	0
Issued for cash and subscription receivable	1,031,917	615,251
Issuance of common stock dividend	121,341	0
Conversion of Series B Preferred stock	5,575,900	0
Interest Expense	400,000	55,360
Services – third parties	55,521	7,684
	10,820,367	$1,119,295

In November 2013, the Board of Directors determined that all outstanding warrants held by ECI shareholders that consent to conversion into ECHI stock and warrants would convert into warrants of ECHI, retroactive to October 1, 2013.

In November 2013, the Company issued a common stock dividend to the ECI shareholders in an amount equivalent to the number of shares of ECHI that these shareholders would have received had they been shareholders of ECHI on April 11, 2013 (the “Record Date”).

ECI and the Company paid direct offering costs since inception in the aggregate of $1,258,882, associated with capital raising activities.

Note 9 – Commitment and Contingencies

The Company executed an operating lease for office space in September 2012 expiring in January 2016. In August 2013, this lease was amended to add additional space to accommodate the Company’s growth, and expires in September 2018.

At March 31, 2014 the future rental commitments are approximately as follows:

Year ending June 30,

Amount
2014 (3 months)	$12,500
2015	51,000
2016	53,000
2017	55,000
2018	56,000
Thereafter	77, 000
Total	$304,500

Rental expenses for the periods were as follows:

	Nine Months Ended March 31		Three Months Ended March 31		October 13, 2009 (Inception) to
	2014	2013	2014	2013	March 31, 2014
Rent expense	$55,745	$16,079	$21,169	$10,366	$87,849
17

eCareer Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

Note 10 – Related Party Transaction

The Company’s Chief Executive Officer has loaned the Company a total of $169,282 of which $12,500 has been repaid. The loan is interest free and there is no maturity date.

During the nine and three months period ended March 31, 2014 and 2013, and from October 13, 2009 (Inception) to March 31, 2014, the Company paid fees to related and former related parties associated with capital raising activities and related consulting fees, as follows:

	Nine Months Ended March 31		Three Months Ended March 31		October 13, 2009 (Inception) to
Direct Offering Cost	2014	2013	2014	2013	March 31, 2014
Finder Fees - Related Parties	$—	$—	$—	$—	$22,295
Finder Fees - Former Related Parties	131,056	102,531	—	—	796,991

During the nine and three months ended March 31, 2014 and 2013, and from October 13, 2009 (Inception) to March 31, 2014, the Company paid consulting fees to former and current related parties under agreements with the following provisions:

●	One year term,

●	Flat fee retainer,

●	Additional fees based on expanded services,

●	Services include shareholder relations and business strategy

The consulting fees paid to related party and former related parties during the periods are as follows:

Consulting Fees	Nine Months Ended March 31		Three Months Ended March 31		October 13, 2009 (Inception) to
	2014	2013	2014	2013	March 31, 2014
Related Parties	$0	$0	$0	$0	$62, 900
Former Related Parties	146,621	173,336	0	0	1,455,402
18

eCareer Holdings, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

Note 11 – Subsequent Events

(A) Common Stock

Subsequent to March 31, 2014, the Company issued the following shares of common stock:

Transaction Type	Quantity Stock	Valuation
Services – third parties (2) common stock	4,210	$583
Conversion of Series B Preferred stock	1,240,350	0
Sale of Common Stock and Warrants (1)	591,332	435,000
	1,835,892	$435,583

(1)	ECHI issued units, containing common stock and warrants, at prices ranging from $.60 to $1 per unit. The warrants have a $1.00 exercise price and expire on December 31, 2015. Each of the warrants in the units that were included in the exchange were converted to ECHI warrants. The Company has reserved shares to cover the possible exercise of the warrants. There are no embedded features in the warrants that would require treatment as a derivative liability.

(2)	Valuation is based upon an unrelated third party report.

Effective April 1, 2014, the Company entered into an agreement with an individual to provide advisory services to the Company’s Board of Directors.  The agreement provides for the immediate issuance of 100,000 restricted shares of the Company’s common stock that will vest ratably over 2 years.  Accordingly, these shares will be shown as issued but not outstanding until earned.

(B) Option to Rescind ECI Stock Subscriptions

The Board of Directors is offering the remaining stockholders of ECI to exchange their shares of ECI for shares of ECHI on a one-for-one basis or rescind their subscription agreement. As of May 11, 2014, the maximum amount of shares of ECI that may be rescinded is approximately 355,000, which could require the Company to pay approximately $206,000. Management believes that the probability of the shareholders rescinding their subscriptions is remote.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Cautionary Note about Forward-Looking Statements

Forward-Looking Statements

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward- looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “will,” “will be,” “will continue,” “will result,” “could,” “may,” “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, future profitability, results of operations, capital expenditures or other “forward-looking” information regarding our actions, plans or strategies. We are including this cautionary statement in this report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us.

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

Intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges taken during the nine months ended March 31, 2014 and 2013, and since inception.

Results of Operations – Nine months ended March 31, 2014 compared to March 31, 2013

Revenue for the nine months ended March 31, 2014, was $53,531 compared to $2,132 for the nine months ended March 31, 2013.

Net loss for the nine months ended March 31, 2014, was approximately $2.7 million or approximately $0.35 per share (basic and diluted) as compared to approximately $2.5 million, or approximately $7.77 per share (basic and diluted), for the nine months ended March 31, 2013. This increase in net loss of approximately $200,000 was primarily due to the changes in operating expenses.

Operating expenses for the nine months ended March 31, 2014, were approximately $2.8 million compared to approximately $2.5 million in operating expenses for the nine months ended March 31, 2013. Operating expenses for the nine months ended March 31, 2014, consist of approximately $681,000 of professional and consulting fees, approximately $1,062,000 of payroll expenses, approximately $491,000 of advertising and marketing, and approximately $533,000 of general and administrative expenses. This compares to operating expenses for the nine months ended March 31, 2013, of $2.5 million, which consist of approximately $1,118,000 of professional and consulting fees, approximately $694,000 of payroll expenses, approximately $304,000 of advertising and marketing expenses, and $352,000 of general and administrative expenses. The majority of these increases can be attributed to the start up costs associated with launching our first niche site openreq.com and raising capital.

Results of Operations – Three months ended March 31, 2014 compared to March 31, 2013

Revenue for the three months ended March 31, 2014, was $22,849 compared to $2,132 for the three months ended March 31, 2013.

Net loss for the three months ended March 31, 2014, was approximately $833,000 or approximately $0.08 per share (basic and diluted) as compared to approximately $1,099,000, or approximately $3.11 per share (basic and diluted), for the three months ended March 31, 2013. This decrease in net loss of approximately $266,000 was primarily due to the changes in operating expenses

Operating expenses for the three months ended March 31, 2014, were approximately $805,000 compared to approximately $1,102,000 in operating expenses for the three month ended March 31, 2013. Operating expenses for the three months ended March 31, 2014, consist of approximately $117,000 of professional and consulting fees, approximately $423,000 of payroll expenses, approximately $60,000 of advertising and marketing, and approximately $206,000 of general and administrative expenses. This compares to operating expenses for the three months ended March 31, 2013, of $1,102,000, consisting of approximately $495,000 of professional and consulting fees, approximately $282,000 of payroll expenses, approximately $168,000 of advertising and marketing expenses, and $156,000 of general and administrative expenses. The majority of these changes can be attributed to start up costs associated with launching our first niche site openreq.com and raising capital.

Liquidity and Capital

At March 31, 2014, we had cash of $9,599 as compared to $214,483 at June 30, 2013. Our working capital deficit at March 31, 2014, was approximately $1.2 million compared to $17,916 at June 30, 2013 an increase of approximately $1.2 million. The increase is primarily attributable to the operating net loss of approximately $2.7 million, and an increase in cash raised through exercise of common stock warrants of approximately $441,000, sale of subsidiary common stock and common stock warrants for approximately $632,000, sale of our common stock and common stock warrants for approximately $400,000, net of offering costs of $211,000, and net proceeds from loans of approximately $698,000.

For the nine months ended March 31, 2014, cash used in operating activities was approximately $2.3 million as compared to approximately $2.6 million for the nine months ended March 31, 2013. Our primary uses of cash from operating activities for the nine months ended March 31, 2014 and 2013, were losses from operations of approximately $2.8 million and $2.5 million, respectively.

Net cash used in investing activities for the nine months ended March 31, 2014, was approximately $40,000, predominantly from the purchase of property and equipment and intangible assets. This compares with net cash used in investing activities of approximately $563,000 for the nine months ended March 31, 2013, predominantly from the purchase of property and equipment and intangible assets.

Net cash provided by financing activities for the nine months ended March 31, 2014, was approximately $2.1 million, which included approximately $441,000 from the exercise of common stock warrants, approximately $632,000 from the sale of subsidiary common stock and warrants, sale of Company stock and warrants for approximately $400,000, net of offering costs of $211,000 and net proceeds from loans of approximately $698,000. For the nine months ended March 31, 2013, the net cash provided by financing activities was approximately $2.9 million, which included approximately $3.1 million from the issuance of common stock offset by offering costs of $235,000.

Current and Future Financing Needs

We have a stockholder’s deficit of approximately $571,000 at March 31, 2014, and have incurred a net loss of approximately $8.8 million since inception. Since March 31, 2014, we have raised additional capital through May 7, 2014, of approximately $435,000 through the sale of common stock and common stock purchase warrants.

We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of common stock. At March 31, 2014, we had debt of $1.3 million and a working capital deficit of approximately $1.2 million. There is substantial doubt as to our ability to continue as a going concern as stated in Note 2 of the March 31, 2014 Notes to Condensed Consolidated Financial Statements. During the nine months ended March 31, 2014, we raised approximately $1.5 million (net of expenses of approximately $211,000) from the issuance of our and our subsidiary’s common stock and exercise of warrants. The capital was raised by both ECI and ECHI during the 3 months ended September 30, 2013 and only by ECHI from October through March. Since then we have raised an additional approximately $435,000 from the sale of common stock and common stock purchase warrants.

We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. Our cash outflow from operations averaged $267,000 a month for the nine months ended March 31, 2014.  During April and May 2014, we reduced our compensation and other expenses to effectuate a reduction in our operating cash outflow to an estimated $175,00 per month.  We will continue to monitor our expenses and take actions as may be required to manage our cash outflow from operations. We do not have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

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

In November 2013, the Company issued 4 Promissory Notes in the aggregate amount of $300,000,

of which $120,000 was repaid during the quarter ended March 31, 2014.

In December 2013, the Company issued a convertible note totaling $83,500.

In January 2014, the Company issued a convertible note totaling $42,500.

During the quarter ended March 31, 2014 we issued 50,000 shares of our common stock from the exercise of warrants and received proceeds of $30,000.

During the quarter ended March 2014, the Company issued 795,667 units, consisting of one share of common stock and one warrant at prices ranging from $0.60 to $1.00 per unit, for $479,001. The warrants are exercisable at $1.00 per share.

During the quarter ended March 31, 2014 the Company issued 130 shares of our common stock for services rendered. The shares were valued at $0.1384 per share for $18.

During the quarter ended March 31, 2014, 2,932 shares of our Series B Preferred Shares were converted into 146,600 shares of common stock.

In March 2014, the Company issued 400,000 shares of common stock in lieu of interest of $55,360.

On January 3, 2014, the Company issued a promissory note in the amount of $100,000.

On January 27, 2014 the Company issued a promissory note in the amount of $10,000.

On March 13, 2014, the Company issued a promissory note in the amount of $125,000.

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

eCareer Holdings, Inc.

Date: May 15, 2014	By:	/s/ Joseph Azzata
Joseph Azzata
Chief Executive Officer
26