Form 10-K
period 2014-06-30
eCareer Holdings, Inc.
filed 2014-09-29
CIK 1332572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2014.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

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

At December 31, 2013, the aggregate market value of shares of common stock held by non-affiliates of the registrant computed by reference to the average bid and asked price was approximately $55,786,760.

At September 29, 2014, there were 18,861,698 shares of the registrant’s common stock outstanding and 25,013 shares of Series A Preferred that are convertible to 12,506,500 shares of common stock that have voting rights.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.	BUSINESS

Corporate History and Background

We were incorporated in March 2005 as “Barossa Coffee Company, Inc.” under the laws of the State of Nevada. We were originally formed to open and operate, through a wholly-owned subsidiary, Alchemy Coffee Company, Inc. (“Alchemy”), a retail specialty coffee outlet. We opened a retail coffee outlet in February 2006, specializing in the sale of high quality foods and beverages. Due to continuing cash needs, however, we spun off Alchemy in October 2006. In the spin off transaction, we transferred ownership of Alchemy to one of our stockholders in exchange for all his shares of our common stock. After this transaction, we had no business activity or operations other than investigating potential acquisitions until eCareer, Inc. was acquired, as described below.

On August 30, 2012, we entered into an Agreement and Plan of Reorganization (the “Exchange Agreement”) with certain of our then principal stockholders (collectively, the “Principal BCCI Stockholders”), eCareer, Inc., a Florida corporation (“ECI”), and the consenting owners of the outstanding shares of common stock of ECI. The agreement provided for us to acquire all of the issued and outstanding shares of common stock of ECI in exchange for a total of 4,260,690 shares of our common stock. After the parties agreed to extend the date of closing, the transactions contemplated by the Exchange Agreement closed on April 11, 2013, whereupon we acquired 15,570,077 shares of ECI, representing 84.73% of ECI’s then outstanding common stock, in exchange for 3,894,668 restricted shares of our newly issued common stock—an exchange ratio of 0.250138 newly issued shares of our common stock for every one share of ECI common stock. The 3,894,668 restricted shares of our common stock issued to former ECI stockholders at closing represented 89.2% of the issued and outstanding common stock of BCCI. As of the date of this report, we own approximately 99.93% of ECI’s issued and outstanding common stock, but we anticipate acquiring the remaining shares of ECI in the near future so that ECI becomes our wholly owned subsidiary.

As a result of the transactions effected by the Exchange Agreement, we abandoned all of our previous business plans, with the business of ECI now being our sole business. The descriptions of our business hereinafter refer to the business of ECI. ECI is a Florida corporation, formerly named eCareer Connections, Inc., formed in October 2009. ECI is a company which operates as a website designer, developer and marketer of niche career sites focused in online job advertising, placement, recruiting and networking.

Upon closing of the Exchange Agreement, the new Board of Directors consisted of Joseph Azzata and Tim Kardok. Additionally, the Board appointed Joseph Azzata as our Chief Executive.

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

On July 26, 2013, we distributed a stock dividend to our common stockholders, whereby one restricted share of Series B Convertible Preferred Stock was issued for every one share of common stock held by stockholders. Each share of Series B Convertible Preferred Stock is convertible into 50 shares of common stock, subject to applicable restriction. The voting powers, designations, preferences, limitations, restrictions and relative rights of these preferred shares are summarized below under the section titled “Description of Securities.”

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

Profession-specific verticals are the core of our “Talent Acquisition System™” which target the specific needs of the professional community it serves. This enables employers, recruiters, staffing agencies, consulting firms and marketing professionals to effectively target and reach highly valued audiences through relevant professional information.

Each profession-specific platform creates an ideal environment where recruiters, staffing and government agencies, and HR departments of all companies can target their open positions and identify job candidates for both job-seeking professionals and passive high-caliber candidates.

Our job verticals address specialized career niches with high-demand professionals, and where recruiting and staffing activities are robust, require complex processes and have high cost-per-hire. We will also focus on specialized professions with forecasted long-term hiring demands that are expected to create strong competition where there are shortages of those professionals. These verticals are expected to attract clients withstrong advertising budgets.

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

Our clients have access to the ecosphere to directly interact on social and professional levels with a very specific career community of professionals. Clients are able to advertise their job openings, search for qualified professionals in the specialized résumé databases, which includes both active and passive candidates, students, and networkers. We believe that the ability of our clients to add content is crucial to attracting members to the profession-specific ecosphere.

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

At the same time, specialized career-specific job boards are gaining momentum due to search engine advertising. They are able to combine niche domain names and career-specific content to return a more relevant search at a lower cost-per-hire rate than advertising on the giants in the industry – CareerBuilder, Monster, etc.

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

Internet Advertising SpendingGrowth will be Driven By Multiple Factors:

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

Effective Internet career advertising demands a cutting-edge technology solution with superior innovative results-driven solutions in identifying and interacting with both job-seeking and passive candidates. Combined business, political and demographic conditions have created hiring demands and shortages across many professional fields. Two main characteristics of this problem are the continued and rising need for highly qualified specialists and the low supply of these professionals.

As competition for passive high-caliber talent increases, talent packages are changing. What used to be a classified ad can now be an electronic sales brochure with built-in social and professional media links and other features to optimize the candidate experience.

The Growth of Internet Job Advertising:

Our primary market is the online employment-advertising segment of the broader market for staffing and employment services. We believe the national market for staffing and employment advertising is expanding at a rapid pace.

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

We believe that the market for employment advertising will continue to shift online due to:

1. Rapid growth and availability of high speed Internet to individuals and households. Technological advances from the telecommunications industry as well as adoption of high-speed connectivity by many American households have moved the vast majority in the U.S. into the digital age. Access to information is unprecedented and empowers individuals while rendering distance and geographical boundaries to be irrelevant. According to Pew Research Center’s Internet & American Life Survey, as of May 2013, 70% of American adults have high-speed broadband connection at home. The report also shows that 32% of those with high-speed broadband at home have a smart phone. With virtually no limitation to access information on the Internet, large groups of workers are able to come online, while employers and marketers are able to reach their industry professionals through advertisement.

2. A break-up of the amount of time spent with traditional media and increases in time spent on the Internet. Broadband Internet access has allowed for more and more Americans to come online, and has also changed traditional media consumption. According to an Edison Research Report “The Infinite Dial,” by 2012, nearly half of Americans say the Internet is their most essential media platform. Prior to the digital age, audio programming was delivered exclusively by radio and video by television. The Internet has merged these separate channels of information and created advertising opportunities for marketers. The availability of wireless networks and mobile devices has changed how the consumer spends their time and we believe advertisers will follow this consumer trend and increase marketing efforts to advertise online. According to eMarketer, digital ad spending for the US in 2012 was $37 billion and is expected to grow to $55 billion in 2016.

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

The Internet is a proven, efficient and economical tool for both job seekers and employers. Specialized job verticals have significantly reduced hiring costs for qualified, field specific job candidates. The use of the Internet for job seekers continues to increase. While many of the mega-job sites are losing money, niche job boards are gaining momentum due to the dramatic difference in the quality of matching specific professionals with very specific hiring needs.

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

Growing Demand for Skilled Professionals

The need for highly skilled employees in many professions is dictated by several factors. We believe the aging population leads to the retirement of baby boomers, many of which had been qualified to perform highly specialized jobs. In the meantime, the incoming generations lack the numbers and, in certain sectors, the education and/or the experience to be able to fully replace the retiring groups.

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

When it comes to professions with the highest shortages and competition to fill, healthcare positions continue to lead the way. Open health care positions continue to demand very specific professional specialization and face the greatest competition among hiring managers. The Bureau of Labor Statistics predicts a future need for 5.6 million health care workers to fill job openings created by departures and newly created positions.

We will operate a specialized career community of healthcare professionals who work on temporary travel assignments in the U.S. This site will serve allied health professionals across the U.S., including nurses, therapists, pharmacists, radiologists and techs that work on 13-week assignments at health care facilities. The site is currently being developed to support the unique eCareer Talent Acquisition System™.

The Staffing and Recruiting Industry

According to the American Staffing Association (ASA), the staffing industry generated approximately $122 billion in sales in 2013: $109.2 billion from temporary and contract staffing and $13.1 billion in search and permanent placement services. Despite the recession’s impact on job markets in general, internal hiring within the staffing and recruiting industry represents a significant market for online job advertising. According to the American Staffing Association:

●	3.0 million people are employed by staffing companies every week, up 4.3% from 2012.

●	In 2013 U.S., staffing firms hired 11million temporary and contract employees over the course of the year.

●	79% of staffing employees work full time, virtually the same as the rest of the work force.

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

Our capability to generate new customers depends on the ability to enrich our websites and technology to meet the needs of the marketplace, the ability to remain at the forefront of new design and technology, competitive pricing, customer service and hiring and maintaining the best people. We believe that our concept is unique and addresses specific niches, but various indirect competitors exist including:

●	Networking sites, such as LinkedIn and Facebook;

●	Nonspecialized job boards, such as Monster.com and CareerBuilder;

●	Job aggregators, including JuJu,SimplyHired, Indeed, and Craigslist;

●	Newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities such as recruitment websites, or have recently partnered with generalist job boards;

●	Specialized job boards focused specifically on the industries we service, such as Recruiter.com and Dice Holdings, Inc;

●	New and emerging competitors with new business models and products;

●	Our customers, who seek to recruit candidates directly by using their own resources, including corporate websites;

●	General business sites and print sites, as well as staffing and recruiting news and information community sites such as HR.com, StaffingIndustry.com, and ERE.net.

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

There are few barriers to entry into the Internet job board business and there are likely to be companies comparable in size to ours, which may create specialized job boards and verticals. We believe, however, that our ability to respond to technological advances and our management team will enable us to effectively compete against similarly situated companies.

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

Our online job board software programs are designed to our specifications. Openreq.com will now use an innovative matching solution that allows clients to instantly match their open positions to both active and passive candidates. Employer’s will receive increased distribution with access to over 1,000 partner sites for every posting purchased. Each specialized job vertical uses a separate version of this software platform to operate independently of each other. This allows each platform to have features relevant to that specific industry. This results in lower costs and increases revenue by providing a single point dynamic database management of content, talent packages, résumé delivery and collection as well as sophisticated search abilities for each vertical.

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

Industry Partnerships, Affiliations and Strategic Alliances

We intend to develop partnerships across the Internet advertising industry, with Internet technology leaders, and with recruiters and staffing professionals both in corporations and recruiting/staffing firms. As a member of the American Staffing Association (“ASA”), we have direct access to over 20,000 ASA associate member companies all active in the staffing and recruiting of various specialized professionals. We are also registered members of the Staffing Industry Analysts, the International Association of Employment Web Sites (IAEWS), ERE.net and various other professional organizations that provide us additional corporate exposure. These relationships will help us enter targeted professional markets.

We have established strategic alliance networks with consultants, industry experts, recruiting and staffing organizations, corporate hiring managers and government agencies. These strategic alliance networks allow us to identify and respond to market demands in a timely and cost effective manner.

Business Development and Acquisition Strategies

Our business objective is to develop approximately 12 specialized career websites that include career verticals and professional communities across four major industries: recruiting, healthcare, and energy & green technology. We have already acquired many domain properties specific to specialized careers in these industries. Fully implementing this plan will require a significant capital infusion. The industries we target are subject to changing market conditions.

Domain Properties

We currently own several hundred specialized career domain addresses, which are reserved for future niche sites to be developed utilizing our Talent Acquisition System™ model. We intend to develop high level “exact match” domain names specific to certain careers in healthcare, energy, IT and sales.

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

Revenue Opportunities

We generate revenue through talent packages by recruiters, staffing, HR professionals and Fortune 2000 companies who either hire or recruit in high-demand professional fields. This revenue is a combination of single and multiple talent packages on one or more of our job boards.

In addition, revenue will come from résumé database fee based access to corporations and recruiters and through selling banner ads and media packages to companies who want to advertise their services and products.

Expertise, Analysis and Research:

We collect vast amounts of data and research within the profession-specific ecosphere, which will be valuable for clients worldwide. Expertise will be capitalized through selling customer request data reports, specialized webinars, research papers and industry analyses.

Advertising and Marketing Strategy

We rely upon available branding, positioning and advertising channels to establish leading career brands in the U.S. job advertising market. We will also focus on developing, increasing and maintaining brand name recognition for each of our verticals through targeted content and mass search engine proliferation, while integrating other forms of advertising into our Talent Acquisition System™ platform. Market success will be based on how fast and effectively candidates are attracted to use our services, how quickly relevant brand verticals can be built and upon available capital. Our marketing strategy is designed to increase market share of each specialized vertical and to position each job vertical at the highest search engine level.

We market our specialized online, targeted advertising services through individual career-specific branded and highly specialized verticals, each vertical targeting a different profession. Recruiting and staffing firms, corporate hiring departments and government agencies will find value in several flexible advertising packages. The technology behind the Talent Acquisition System™ will permit fast and targeted access to the best-qualified candidates leading to a high quality cost-effective hire. This will serve as the foundation for our growth.

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

Brand Development and Positioning: We develop, increase and maintain the eCareer brand as an Internet vertical aggregator company, servicing job advertising needs of targeted industries with high demand for specialized professionals. In addition, each specialized vertical will have its own positioning strategy to satisfy the specific industry it serves.

Brand Differentiation: We develop and increase brand awareness across all e-channels as a leader in talent acquisition strategies through a unique technology and content driven platform. Brand differentiation is achieved through unique visual and rich user content of each of the verticals, corresponding to the needs of each niche vertical.

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

Database Advertising: We advertise and market each specialized vertical directly to the relevant candidates through professional databases. Additionally, we market our advertising services to the specific client through industry-specific databases.

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

Industry Publications: We will advertise our specialized vertical in industry specific publications and association websites relevant to that profession. This strategy will be used to attract both job-seeking and passive candidates as users of the specialized community, and job advertising by relevant clients. Professional association websites, industry publications and professional networks will all be used to source for the best candidates and advertising clients.

Telephone Sales and Marketing: We have developed a sales center that will operate from a centralized location. Each specialized vertical will have a sales manager leading a dedicated sales team, online community leaders and customer service experts working in concert to market our brands and services.

Direct Mail: Each specialized vertical will utilize e-mail campaigns and traditional direct mail campaigns to reach specific professionals and targeted advertisers.

Tradeshow and Conference Presentations: We will target professional tradeshows and conferences relevant to each vertical and participate with vendor exhibits and keynote speaking engagements. Our experience indicates that these on-site events, combined with online campaigns are strong strategies to establish “industry” presence and directly market each career vertical to targeted audiences.

Social Networking: We continue to expand our presence on professional and social networks, including LinkedIn professional groups, Facebook groups and company pages. Additional networks will include Twitter, YouTube and Ning.com. Our objective is to create “branded” professional networks matching each specialized vertical. We intend to create a branded YouTube Channel for each specialized vertical which will host corporate promotional video content for advertising clients as well as video résumés and “online” interviews. In addition to the marketing exposure and SEO enhancement, these networks will create a unique and enjoyable “user” experience.

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

Mobile Advertising: According to eMarketer, there will be 2 billion mobile phone users by the end of 2015 worldwide, and in view of the importance of social networking and micro-blogging for the online recruiting industry, we intend to provide each job vertical with mobile solutions including smart phone mobile apps, job board, search and a full feature online community for candidates and employers.

Cross-Promotional Advertising and Strategic Marketing Alliances: We will partner with universities, continuing education vendors, freelance writers, industry experts and professional organizations to supply appropriate content for our specialized verticals.

Intellectual Property Many of our services and products are sold under trademarks, trade names, and copyrights. Such intellectual property could become significant assets in that they will provide product recognition. We have applied for and/or received trademark, or copyright protection covering our services and products. We have filed trademark applications for “eCareer,” “Openreq,” “Bio Fuel Zone,” “Talent Acquisition System” and “Premier Hub.” We also believe we hold certain common law trademark and trade name rights in connection with certain of our services and products. Additionally, as we develop and improve our technologies, we may make applications to seek certain patent protections. We will use our best efforts to ensure the rights to all intellectual property we may hold are adequately protected, but there can be no assurance that our rights can be successfully asserted in the future or will not be invalidated, circumvented, or challenged.

Regulation and Legislation

User Privacy

We collect, store and use a variety of information about both professionals and customers on our website properties. Within the websites, the information that is collected, stored and used will be provided by the professionals or customers with the intent of making it publicly available. We post our privacy policies on our websites so that our users can access and understand the terms and conditions applicable to the collection, storage and use of information collected from users. Our privacy policies disclose the types of information we gather, how we use it and how a user can correct or change their information. Our privacy policies will also explain the circumstances under which we share this information and with whom. Professionals who register for our websites will have the option of indicating specific areas of interest in which they are willing to receive offers via email or postal mail. To protect confidential information and to comply with our obligations to our users, we will impose constraints on our customers to whom we provide user data, which will be consistent with our commitments to our users. Additionally, when we provide lists to third parties, including to our advertiser customers, it will be under contractual terms that are consistent with our obligations to our users and with applicable laws and regulations.

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

Employees

We currently have 8 full time employees and 2 part time employees. We anticipate adding additional employees, when adequate funds are available, and will continue using independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

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

Upon the acquisition of ECI (as described in the section titled “Description of Business” below), we abandoned all of our previous business plans and adopted the business of ECI as our sole business. ECI is a company focused in online job advertising, placement, recruiting and networking that was organized in October 2009. Accordingly, we have a limited operating history. Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the online job placement industry. Our expenses significantly exceed our revenues. There is nothing at this time on which to base an assumption that our business operations will prove to be successful in the long-term. Our future operating results will depend on many factors, including:

●	our ability to raise adequate working capital;

●	success in developing and marketing specialized Internet job verticals;

●	demand for online job advertising, placement, recruiting and networking tools;

●	the level of our competition;

●	andour ability to attract and maintain key management and employees.

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

We do not currently have sufficient capital to fund both our continuing operations and our planned growth. We require additional capital to continue operations, to expand our online job-advertising, placement, recruiting and networking. We may be unable to obtain additional capital. Future business development activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

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

Our ability to obtain financing may be impaired by such factors as the capital markets (both generally and in our industry in particular), our limited operating history, national unemployment rates and the departure of key employees. Further, economic downturns will likely decrease our revenues and may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

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

There is substantial doubt about our ability to continue as a going concern

At June 30, 2014, we had not yet achieved profitable operations, have accumulated losses of $12.6 million since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan to address our ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Even if we secure additional financing, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We may not be able to manage our growth, which could lead to our inability to implement our business plan.

If we successfully implement our business plan, future growthwill place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have a small number of executive officers, employees and advisors. Further, as we enter into various contracts or other transactions, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth or in the event that the number of websites we operate increases. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

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

We might be required to expend significant capital and resources to protect against, remediate or alleviate problems caused by such intrusions. We may also not have a timely remedy against a hacker who is able to penetrate our network security. Our networks could also be affected by computer viruses or other similar disruptive problems and we could inadvertently transmit viruses across our networks to our users or other third parties. Our hardware and backup systems could fail causing our services to be interrupted. Any of these occurrences, and negative publicity arising from any such occurrences, could harm our business or give rise to a cause of action against us. We do not have insurance coverage to protect against these risks. Our activities and the activities of third party contractors involve the storage, use and transmission of proprietary and personal information, including personal information collected from professionals who use our websites. Accordingly, security breaches could expose us to a risk of loss or litigation and possibly liabilities. We cannot assure you that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements. Any security breaches or our inability to provide users with continuous access to our networks could materially impact our ability to provide our services as well as materially impact the confidence of our customers in our services, either of which could have a material adverse effect on our business.

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

We depend in part on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our website. Our ability to maintain the number of visitors directed to our website is not entirely within our control. Our competitors’ search engine optimization, or “SEO,” efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our new user growth or in ways that make it harder for our users to use our website, or if our competitors’ SEO efforts are more successful than ours, overall growth in our user base could slow, user engagement could decrease, and we could lose existing users. These modifications may be prompted by search engine companies entering the online professional networking market or aligning with competitors. Any reduction in the number of users directed to our website would harm our business and operating results.

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

Our ability to achieve and maintain profitability and positive cash flow will be dependent upon such factors as our ability to develop and market our job verticals. We expect to incur operating losses for an unknown period of time. We cannot guarantee that we will be successful in generating sufficient revenues to support operations in the future. Further, we may incur significant losses and there can be no assurance that we will be able to reverse this trend.

Our executive officers, directors, and key employees arecrucial to our business, and we may not be able to recruit, integrate and retain the personnel we need to succeed.

Our future success is dependent, in a large part, on retaining the services of Joseph Azzata, our Chief Executive Officer and Chairman, and Tim Kardok, advisorand director to the company. The knowledge, leadership and technical expertise of Joseph Azzata would be difficult to replace. While he has no plans to leave or retire in the near future, the loss of this individual could have a material adverse effect on our operating and financial performance, including our ability to develop and execute our long-term business strategy. We do not maintain key-man life insurance with respect to Mr. Azzata. Although our operating subsidiary has employment agreements with of Mr. Azzata there can be no assurance that he will continue to be employed by us. The loss of the services of any key personnel, or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including our inability or limited success in developing our job verticals, completion of our initiatives, including growth plans and the results of our operations. Any failure by us to find suitable replacements for our key management may be disruptive to our operations. Competition for such personnel can be intense, and we may be unable to attract, integrate and retain such personnel successfully.

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

As of the date of this report, our officers and directors collectively and beneficially own approximately 10% of our outstanding common stock, and, as described above, our Chief Executive Officer holds Series A Preferred Shares that give him voting control of the company. Accordingly, management has control over any matters that require a stockholder vote, including without limitation, the election of directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders. It could have the effect of delaying or preventing a change in control of, or otherwise discouraging, a potential acquirer from attempting to obtain control of the company. This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

We are vulnerable to intellectual property infringement claims brought against us.

Successful intellectual property infringement claims against us could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products, content and brand names do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We expect that infringement claims in our markets will increase in number. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we were found to have infringed the intellectual property rights of a third party, we could be liable to that party for license fees, royalty payments, lost profits or other damages, and the owner of the intellectual property might be able to obtain injunctive relief to prevent us from using the technology or software in the future. If the amounts of these payments were significant or we were prevented from incorporating certain technology or software into our products, our business could be significantly harmed. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. As a result, due to the diversion of management time, the expense required defending against any claim and the potential liability associated with any lawsuit, any significant litigation could significantly harm our business, financial condition and results of operations.

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

In the future, we may incur significant legal, accounting and other expenses as a result of operating as a public company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, has imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

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

Our common stock is currently quoted on OTCQB. We have a very limited trading history. If a market for our common stock develops, there can be no assurance that the market can be sustained. There could be volatility in the volume and market price of our common stock. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, factors relating to our industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

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

We are subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations that generally define a “penny stock” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock may be deemed a “penny stock” and be subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

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

Our corporate headquarters are located at 2300 Glades Road, Suite 302e, Boca Raton, Florida 33431. In May 2013 we amended our lease by adding 1,854 square feet for an aggregate of 2,775 square feet. The lease agreement as amended expires in October 2019.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol “ECHI.” Trading in our common stock in the over-the-counter market has been very limited and the quotations set forth below are not necessarily indicative of actual market conditions. The high and low sales prices for our common stock for each quarter of the fiscal years ended June 30, 2013 and 2012, according to OTC Markets Group Inc., were as follows:

Quarter Ended	High	Low
June 30, 2014	$4.00	$1.40
March 31, 2014	$4.25	$3.25
December 31, 2013	$7.50	$4.00
September 30, 2013	$7.00	$4.00
June 30, 2013(1)	$9.00	$4.20
March 31, 2013	$0.65	$0.64
December 31, 2012	$1.05	$0.65
September 30, 2012	$0.65	$0.45

(1) On June 25, 2013, we effected a one-for-twelve (1:12) reverse split of our issued and outstanding shares of common stock. For purposes of the quarters prior to June 30, 2013, the prices reflect pre-split amounts.

As of September 29, 2014, the closing price of eCareer Holdings, Inc.’s common stock was $0.42 per share, according to OTC Markets Group Inc.

Record Holders

As of June 30, 2014, there were approximately 350 stockholders of record holding our common stock, which does not include an undetermined number of beneficial stockholders who hold their shares in “street name” through a brokerage or other institution. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

Dividends

In November 2013 we issued a common stock dividend. We have not declared any cash dividends since inception and do not anticipate paying any such dividends in the future. The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on common stock other than those generally imposed by applicable state law.

Equity Compensation Plan Information

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the years ended June 30, 2014 and 2013, found in this 10-K report.

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

General

The following analysis of our financial condition and results of operations should be read in conjunction with the financial statements, including footnotes, and other information presented elsewhere in this report on Form 10-K.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Overview

We were incorporated in March 2005, as Barossa Coffee Company, under the laws of the State of Nevada. Our business objective was to operate a retail, specialty coffee outlet. We were not successful and spun off this business. After this transaction, we had no business activity or operations until our acquisition of eCareer, Inc. (“ECI”),

For financial statement reporting purposes, the acquisition of ECI has been treated as a reverse acquisition with ECI deemed the accounting acquirer and BCCI deemed the accounting acquiree. The reverse acquisition is deemed a capital transaction and the assets and liabilities of ECI are carried forward to the Company at their carrying value before the acquisition. The equity of the Company is the historical equity of ECI retroactively restated to reflect the number of shares issued by ECI using the capital structure of BCCI. Upon the closing of the Exchange Agreement, ECI became the operating company and BCCI abandoned all of its previous business plans, with the business of ECI now being the Company’s sole business. Accordingly, these financial statements present the operations only of ECI from inception through the date of the exchange (April 11, 2013) and on a consolidated basis for ECHI and ECI after the exchange, and the resulting non-controlling interest in ECI. All intra-company transactions have been eliminated on consolidation.

We are a website designer, developer and marketer of niche career sites. Our sites are designed to brand client companies to active and passive candidates within each identified niche. Site features include: industry news, social media groups, niche-specific content, webinars, events, training programs and consolidated industry statistics. Access to the site is free to users and revenue is generated through advertising, resume searches and a job board function. Our first site, Openreq.com, was publically launched on January 1, 2013.

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

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of service has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of customer discounts and allowances ratably over the service period. Payments received in advance of services being rendered are recorded as deferred revenue and recognized over the service period. The Company generates revenue from the following sources:

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

Intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges taken during the years ended June 30, 2014 and 2013, respectively.

Results of Operations - Year ended June 30, 2014 compared to June 30, 2013 and June 30, 2013 compared to June 30, 2012

Revenue for the year ended June 30, 2014 was $70,116 and $9,092 for the year ended June 30, 2013.

Net loss for the years ended June 30, 2014 and 2013, was approximately $3.8 million and $3.7 million or approximately $0.48 and $11.12 per share, respectively (basic and diluted).

Operating expenses for the year ended June 30, 2014, were approximately $3.7 million compared to approximately $3.9 million in operating expenses for the year ended June 30, 2013. Operating expenses for the year ended June 30, 2014, consist of approximately $.5 million of professional and consulting fees, approximately $1.3 million of payroll expenses, approximately $.5 million of advertising and marketing, $.6 million of shareholder relations, and approximately $.6 million of general and administrative expenses. This is compared to operating expenses for the year ended June 30, 2013 of $3.9 million, which consist of approximately $1.0 million of professional and consulting fees, approximately $1.1 million of payroll expenses, approximately $.6 million of advertising and marketing, $.6 million of shareholder relations, and approximately $.6 million of general and administrative expenses. The increase in salaries and benefits of approximately $200,000 was primarily caused by the addition of the internal shareholder relation's team. The decrease in professional and consulting fees of approximately $400,000 was the elimination of outside shareholder relation's advisors.

Liquidity and Capital

At June 30, 2014, we had cash of $8,303 as compared to $214, 483 at June 30, 2013. The working capital deficit at June 30, 2014, was ($1,212,980) compared to ($17,916) at June 30, 2013, an increase in the deficit of $1,195,064. This is primarily attributable to funding the operating net loss of approximately $3.8 million, partially offset by cash raised through issuance of common stock of approximately $2.0 million, and $.6 million from debt.

For the year ended June 30, 2014, cash used in operating activities was approximately $3.1 million as compared to approximately $3.6 million for the year ended June 30, 2013. Our primary uses of cash from operating activities for the year ended June 30, 2014 were losses from operations of approximately $3.8 million.

Net cash used in investing activities for the year ended June 30, 2014, was approximately $44 thousand, predominantly from the purchase of property and equipment and intangible assets. This compares with net cash used in investing activities of approximately $641 thousand for the year ended June 30, 2013, predominantly from the purchase of property and equipment and intangible assets.

Net cash provided by financing activities for year ended June 30, 2014, was approximately $2.9 million primarily from the issuance of common stock of $1.8 million net of offering costs of $.2 million, and proceeds of $.9 million from the issuance of debt. For June 30, 2013, the net cash provided by financing activities was approximately $3.3 million primarily from the issuance of common stock of $3.6, net of offering costs of $.5 million, and the cash consideration paid in the recapitalization.

Current and Future Financing Needs

We have a stockholders' deficit of approximately $559 thousand at June 30, 2014, and a cumulative deficit of approximately $12.7 million. Since June 30, 2014, we have raised additional capital through September 25, 2014, of $432 thousand through the issuance of common stock and warrants.

We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock and issuance of debt. At June 30, 2014, we had a working capital deficit of approximately $1.2 million. The opinion of our independent registered public accounting firm for the fiscal year ended June 30, 2014, states that there is substantial doubt as to our ability to continue as a going concern. During the year ended June 30, 2014, we raised approximately $1.8 million, (net of expenses of approximately $223 thousand) from the issuance of our common stock, $.6 million of debt, and since then we have raised an additional approximately $432 thousand from the sale of and exercise of warrants for common stock. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. Our cash outflow from operations averaged $256,000 a month for the year ended June 30, 2014. Commencing in April 2014, we reduced our compensation and other expenses to effectuate a reduction in our operating cash outflow to an estimated $175,000 per month. We will continue to monitor our expenses and take actions as may be required to manage our cash outflow from operations. We do not have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended June 30, 2014 and 2013 are attached hereto.

eCareer Holdings, Inc.

(FKA Barossa Coffee Company, Inc.)

Financial Statements

June 30, 2014 and 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

eCareer Holdings, Inc.

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of eCareer Holdings, Inc. as of June 30, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eCareer Holdings, Inc. and its subsidiary at June 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

De Meo, Young, McGrath

A Goldstein, Schechter, Koch, P.A. Company

Fort Lauderdale, Florida

September 29, 2014

ECAREER HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2014 AND 2013

	2014	2013

ASSETS
Current assets
Cash and cash equivalents	$8,303	$214,483
Prepaid expenses and other current assets	—	189,289
Total current assets	8,303	403,772

Property and equipment, net	223,405	271,321

Other assets
Intangible assets	430,510	440,749

Total assets	$662,218	$1,115,842

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$331,919	$124,958
Accrued liabilities	302,657	296,730
Notes payable - shareholders - net of discounts	201,153	—
Convertible notes, net of discounts	79,543	—
Derivative liabilities	26,011	—
Third party notes	280,000	—
Total current liabilities	1,221,283	421,688

Stockholders’ equity
Series A preferred stock, $0.001 par value, 1,000,000 shares authorized, 25,013 shares issued and outstanding	25	25
Series B preferred stock, $0.001 par value, 1,000,000 shares authorized, 260,308 and 0 shares issued and outstanding, respectively	260	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,666,038 and 364,006 shares issued and 15,575,112 and 363,117 shares outstanding, respectively	15,574	362

Additional paid-in capital	12,085,682	6,505,602
Accumulated deficit	(12,653,577)	(5,854,847)
Subscription receivable	—	—
Non-controlling interest	(7,029)	43,012

Total stockholders’ equity (deficit)	(559,065)	694,154

Total liabilities and stockholders’ equity	$662,218	$1,115,842

The accompanying notes are an integral part of these consolidated financial statements.

ECAREER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2014 AND 2013

	2014	2013

Revenue, net	$70,116	$9,092

Operating expenses
Selling, general and administrative expenses
Advertising and marketing	543,518	522,799
Salaries and benefits	1,334,803	1,104,938
Professional and consulting fees	532,009	971,409
Shareholder relations	596,998	647,629
General and administrative	647,607	545,540
General and administrative expenses - related parties	—	80,000
Total operating expenses	3,654,935	3,872,315

Loss from operations	(3,584,819)	(3,863,223)

Other income (expense)
Loss on change in fair value of derivatives	(15,099)	—
Interest Expense	(231,236)	—

Total other expense	(246,335)	—

Net loss	(3,831,154)	(3,863,223)

Less: Net loss attributable to non-controlling interest	50,041	200,064

Net loss attributable to eCareer Holdings, Inc.	$(3,781,113)	$(3,663,159)

Net loss per share - basic and fully diluted	$(0.48)	$(11.12)

Weighted average number of common shares outstanding - basic and fully diluted	7,872,349	329,329

The accompanying notes are an integral part of these consolidated financial statements.

ECAREER HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2014 AND 2013

	Preferred Stock A		Preferred Stock B		Common Stock		Additional			Non-
							Paid-in	Accumulated	Subscriptions	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Interest	Total

Balance - June 30, 2012	100,000	$100	—	$—	283,818	$283	$3,715,024	$(2,191,688)	$(354,000)	$	$1,169,719
Issuance of common stock for cash and subscriptions receivable ($24 - $48/share - post reverse split)					40,601	41	1,286,509		(50,300)		1,236,250
Issuance of common stock and warrants for cash and subscriptions receivable ($48/unit - post reverse split)					55,757	56	2,079,821		(666,000)		1,413,877
Receipt of cash for subscriptions receivable									892,800		892,800
Direct offering costs							(435,041)				(435,041)
Issuance of common stock for services ($14 - $36/share - post reverse split)					1,107	1	37,020				37,021
Net loss - July 1, 2012 to April 11, 2013								(2,736,880)			(2,736,880)
Segregation of non-controlling interest in subsidiary on reverse capitalization					(57,878)	(58)	(243,018)			243,076	0
Issuance of common stock in reverse recapitalization					39,451	39	(459,531)		177,500		(281,992)
Exchange of subsidiary preferred stock for ECHI preferred stock	(74,987)	(75)					75				—
Direct offering costs							(83,776)				(83,776)
Issuance of subsidiary common stock for cash and subscriptions receivable ($24 - $48/share - post reverse split)							8,000				8,000
Issuance of subsidiary common stock and warrants for cash and subscriptions receivable ($48/unit - post reverse split)							449,500				449,500
Receipt of cash for subsidiary’s subscriptions receivable							145,500				145,500
Issuance of common stock for services ($16 - $36/share - post reverse split)					261	0	1,665				1,665
Issuance of subsidiary common stock for services ($25 to $35/share - post reverse split)							3,854				3,854
Net loss - April 12, 2013 to June 30, 2013								(926,279)		(200,064)	(1,126,343)
Balance - June 30, 2013	25,013	25	—	—	363,117	362	6,505,602	(5,854,847)	—	43,012	694,154
Issuance of subsidiary common stock and warrants for cash and subscriptions receivable ($48/unit - post reverse split)							278,351				278,351
Issuance of subsidiary common stock on exercise of warrants							353,750				353,750
Issuance of common stock and warrants for cash and subscriptions receivable ($48/unit - post reverse split)					2,316,748	2,317	1,411,434		(15,001)		1,398,750
Issuance of common stock upon exercise of warrants					510,585	511	440,489		(90,500)		350,500
Direct offering costs							(223,190)				(223,190)
Issuance of common stock for services ($0.50 - $0.89/share - post reverse split)					118,152	118	86,155				86,273
Issuance of common stock in exchange for subsidiary common stock					3,125,103	3,125	(3,125)				0
Issuance of convertible series B preferred stock as a dividend			434,554	434			2,994,654	(2,995,088)			—
Issuance of common stock dividend					126,007	126	22,403	(22,529)			0
Issuance of common stock upon conversion of series B preferred stock			(174,246)	(174)	8,615,400	8,615	(8,441)				0
Issuance of common stock with note payable					400,000	400	227,600				228,000
Receipt of cash for subscriptions receivable									105,501		105,501
Net loss - July 1, 2013 to June 30, 2014								(3,781,113)		(50,041)	(3,831,154)
Balance - June 30, 2014	25,013	$25	260,308	$260	15,575,112	$15,574	$12,085,682	$(12,653,577)	$—	$(7,029)	$(559,065)

The accompanying notes are an integral part of these consolidated financial statements.

ECAREER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2014 AND 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,831,154)	$(3,863,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	65,628	49,680
Amortization of intangible assets	36,093	15,453
Amortization of note discounts	159,119	—
Common stock issued for services	86,273	42,540
Change in fair value of derivative liabilities	15,099	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	189,289	78,481
Accounts payable and accrued liabilities	212,888	103,834
Net cash used in operating activities	(3,066,765)	(3,573,235)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of intangible assets	(25,854)	(371,418)
Purchases of property and equipment	(17,712)	(269,553)
Net cash used in investing activities	(43,566)	(640,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder notes payable	295,065	—
Repayment of shareholde notes payable	(17,500)	—
Proceeds from convertible notes payable	126,000	—
Repayment of convertible notes payable	(43,076)	—
Proceeds from exercise of warrants	441,000	—
Proceeds from third party notes payable	500,000	—
Repayment of third party notes payable	(220,000)	—
Proceeds from sale of subscription units	1,413,751	4,145,927
Cash consideration for reverse recapitalization	—	(281,992)
Proceeds from sale of subsidiary common stock and exercise of warrants	632,101	—
Payment of offering costs	(223,190)	(518,817)
Net cash provided by financing activities	2,904,151	3,345,118

Net decrease in cash and cash equivalents	(206,180)	(869,088)

Cash and cash equivalents - beginning of year	214,483	1,083,571

Cash and cash equivalents - end of year	$8,303	$214,483

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$—	$—
Payment of interest	$1,667	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Exchange of subsidiary preferred stock for ECHI preferred stock	$—	$75
Creation of non-controlling interest in reverse capitalization	$—	$243,076
Common stock issued for services	$86,273	$42,540
Amortization of loan discounts	$7,532	$—
Change in fair value of derivative liabilities	$15,099	$—
Professional fees deducted from convertible notes	$6,000	$—
Exchange of subsidiary stock for ECHI common stock	$3,125	$—
Issuance of common stock with note payable	$228,000	$—
Issuance of common stock dividend	$22,529	$—
Issuance of series B preferred stock as a dividend	$2,995,088	$—
Conversion of series B preferred stock for common stock	$8,615	$—

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Organization and Nature of Operations

eCareer Holdings Inc., (“the Company”) (“ECHI”) was incorporated under the laws of the State of Nevada on March 24, 2005 as Barossa Coffee Company, Inc. The Company changed its name form Barossa Coffee Company, Inc. to eCareer Holdings, Inc. upon the reverse acquisition on April 11, 2013, and is headquartered in Boca Raton, Florida.

The Company’s fiscal year end is June 30.

Acquisition of Barossa Coffee Company, Inc. as a Reverse Recapitalization

As initially reported in our report on Form 8-K filed on August 30, 2012, on that date, Barossa Coffee Company, Inc., a shell company, a Nevada corporation (“BCCI”), entered into an Agreement and Plan of Reorganization (the “Exchange Agreement”) with certain principal stockholders of BCCI, including Thomas G. Kimble, Lynn Dixon and Adam Gatto (collectively, the “Principal BCCI Stockholders”), eCareer, Inc., a Florida corporation (“ECI”), and the consenting owners of the outstanding shares of common stock of ECI.

The agreement provided for BCCI to acquire all of the issued and outstanding shares of common stock of ECI in exchange for a total of 4,260,690 shares of common stock of BCCI. After the parties agreed to extend the date of closing, the transactions contemplated by the Exchange Agreement closed on April 11, 2013, whereupon BCCI acquired 15,570,077 shares of ECI, representing 84.73% of ECI’s issued and outstanding common stock, in exchange for 3,894,668 restricted shares of newly issued common stock of BCCI—an exchange ratio of 0.250138 newly issued shares of BCCI common stock for every one share of ECI common stock. The 3,894,668 restricted shares of BCCI common stock issued to former ECI stockholders at closing represented 89.2% of the issued and outstanding common stock of BCCI. When the remaining ECI stockholders elected to exchange all of the remaining ECI common shares into shares of BCCI, former ECI stockholders hold a total of 90% of BCCI’s common stock.

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

As a result of the transactions effected by the Exchange Agreement, for financial statement reporting purposes, the exchange has been treated as a reverse acquisition with ECI deemed the accounting acquirer and BCCI deemed the accounting acquiree. The reverse acquisition is deemed a capital transaction and the assets and liabilities of ECI are carried forward to the Company at their carrying value before the acquisition. The equity of the Company is the historical equity of ECI retroactively restated to reflect the number of shares issued by ECI using the capital structure of BCCI. Accordingly, ECI became the operating company and BCCI abandoned all of its previous business plans, with the business of ECI now being the Company’s sole business.

The Company is a provider of niche industry websites designed to brand client companies to active and passive companies within each niche. Site features include: industry news, social media groups, niche-specific content, webinars, events, training programs and industry statistics. Access to the sites is free to users, and revenue is intended to be generated through advertising, resume searches, and job board functions. The Company’s first site, openreq.com, was publically launched January 1, 2013.

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

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, since inception the Company has incurred a net loss of approximately $12.7. As of June 30, 2014, the Company has a working capital deficit of approximately $1.2 million.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities and outside funding sources. In addition, the Company has generated insignificant revenue since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue operations is dependent on the success of Management’s plans, which include the raising of capital through the issuance of equity and debt securities, until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. Our current negative cash flow is approximately $175,000 per month. The Company believes its current available cash along with anticipated revenue may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

New Accounting Pronouncements

Except as set forth below, management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period.  The Company has elected to adopt the provisions of this ASU early, accordingly all of the past disclosures and presentations on development stage accounting have been eliminated.

Principles of Consolidation

The financial statements are presented on a consolidated basis for ECHI and ECI, and the resulting non-controlling interest in ECI. All intra-company transactions have been eliminated on consolidation.

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

Concentration of Credit Risk

The Company currently maintains cash balances at one FDIC-insured banking institution. Deposits held in noninterest-bearing transaction accounts are insured up to a maximum of $250,000 at all FDIC-insured institutions.

Cash and Cash Equivalents

The Company maintains cash balances at a single financial institution. The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. Cash equivalents consisted of money market funds totaling $8,303 and $214,483 at June 30, 2014 and 2013, respectively.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Asset	Life / Years
Equipment	5 - 7
Furniture and fixtures	7
Computer equipment and software	3
Leasehold improvements	Lesser of 15 years or the term of the lease

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

Intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges taken during the years ended June 30, 2014 and 2013, respectively.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. As of June 30, 2014 the derivative liabilities were $26,011.

Revenue Recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of service has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of customer discounts and allowances ratably over the service period. Payments received in advance of services being rendered are recorded as deferred revenue and recognized over the service period. The Company generates revenue from the following sources:

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

Advertising revenue is recognized over the period in which the advertisements are displayed on the websites or at the time an e-mail is sent to registered members.

Advertising and Marketing Expense

The Company’s policy is to expense advertising and marketing costs as incurred, which included consulting expenses and expenses relating to participation at trade shows. Advertising and marketing expense was as follows:

	Year Ended
	June 30, 2014	June 30, 2013
Advertising	$59,465	$55,110
Marketing	484,053	467, 689
	$543,518	$522,799

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

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations. There were no unrecognized tax benefits for the years ended June 30, 2014 and June 30, 2013.

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

The Company had the following potential common stock equivalents at June 30, 2014 and 2013:

	2014	2013
Common stock warrants - ECI	10,000	2,480,500
Common stock warrants - ECHI	5,061,976	790,377
Unvested stock grants - ECI	0	478
Unvested stock grants - ECHI	87,499	890
Total common stock equivalents	5,159,475	3,272,245

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

The Company’s financial instruments consist primarily of prepaid expenses, accounts payable, accrued liabilities, loans payable and convertible debt. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of June 30, 2014 and 2013, respectively, due to the short-term nature of these instruments and the Company’s borrowing rate.

Reclassifications

Certain items have been reclassified to conform to the current year’s presentation.

Note 4 – Prepaid Expenses

Prepaid expenses consist of professional fees and subscription fees. Prepaid expenses are being amortized over the expected period of benefit, which range from one to two years.

Note 5 – Property and Equipment

Property and equipment consist of the following at June 30:

	2014	2013
Equipment	$111,647	$111,647
Furniture and fixtures	72,118	72,118
Leasehold improvements	82,710	68,142
Computer equipment & software	63,701	60,557
	330,176	312,464
Less: accumulated depreciation	(106,771)	(41,143)
	$223,405	$271,321

Depreciation expense for the years ended June 30, 2014 and 2013 was $65,628 and $49,680, respectively.

Note 6 – Intangible Assets

Intangible assets consist of the following at June 30:

	2014	2013
Domain names	$298,389	$298,389
Website development costs	183,667	157,813
Accumulated amortization	(51,546)	(15,453)
	$430,510	$440,749

Amortization expense for website development costs for the years ended June 30, 2014 and 2013 amounted to $36,093 and $15,453. Certain of the intangible assets were placed in service during the current fiscal year. Others will be placed in service in future years.

The estimated future amortization expense of website development costs for the years ended June 30 is as follows:

Amount
2015	$44,835
2016	37,576
2017	25,129
2018	16,388
2019	8,193
Total	$132,121

Note 7 – Notes Payable and Derivative Liabilities

Third party promissory notes

As of June 30, 2014, the Company had entered into 6 notes from third parties for a total amount of $500,000. The notes bear interest at a rate of 10%. Principal is to be paid upon maturity, which range from August 2014 to January 2015. At June 30, 2014 accrued interest amounted to $29,839. Certain of the notes are collateralized by the Company’s common stock and, upon default, would subject the Company to issuing common shares equivalent to $499,000, resulting in dilution of ownership of current stockholders.

Interest expense on the third parties notes for the year ended June 30, 2014 was $54,136.

Convertible promissory notes

On December 17, 2013 and January 28, 2014 the Company entered into securities purchase agreements (the “Purchase Agreement”) with an investor and issued convertible promissory notes in the amount of $83,500 and $42,500, respectively (the “Notes”).  The Notes bear interest at 8% per annum and mature on December 19, 2014 and October 30, 2014, respectively. The Notes may be converted into unregistered shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the issuance of the note.  The Conversion Price of both Notes shall be equal to 58% multiplied by the Variable Conversion Rate that is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion. The Notes also contain prepayment options whereby the Company may make payments to the holder based on the length of time the Notes have been outstanding, upon three (3) trading days’ prior written notice to the holder. During the first 60 days, the Company may make a payment to the holder equal to 130% of the then outstanding unpaid principal and interest, from days 61 until 120 days, the Company may make a payment to the holder equal to 135% of the then outstanding unpaid principal and interest, from days 121 until 180, days the Company may make a payment to the holder equal to 140% of the then outstanding unpaid principal and interest, after 180 days, the Company has no right of prepay. In the event of default before the maturity dates, the payment is immediately due, in the amount of 150% of the outstanding unpaid principal, along with interest and any penalties.

Interest expense on the convertible notes for the year ended June 30, 2014 was $20,455, including $7,532 of discount amortization.

Derivative analysis

The Notes are convertible into common stock of the Company at variable conversion rates that provides a fixed return to the note-holder. Under the terms of the notes, the Company could be required to issue additional shares in the event of a default. Due to these provisions, the conversion feature is subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”) (formerly FASB Emerging Issues Task Force (“EITF”) 07-5). The Notes have been measured at fair value using the Black-Scholes model at each reporting period with gains and losses from the change in fair value of derivative liabilities recognized in the consolidated statement of operations. The conversion feature was recorded as a discount to the notes due to the beneficial conversion feature upon origination.

The embedded derivatives of the remaining Notes were re-measured at June 30, 2014 yielding an aggregate loss on change in fair value of the derivatives of $15,099. The fair value of the derivative liability of the remaining notes at June 30, 2014 aggregated $26,011.

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

Notes payable – shareholders

The Company has a loan payable to a shareholder totaling $152,565 as of June 30, 2014. This loan is unsecured and non-interest bearing.

In March 2014, the Company entered into a promissory note for $125,000 with a shareholder. The note bears a 10% interest rate and is due on December 31, 2014. At June 30, 2014 accrued interest amounted to $4,163. The note is collateralized with $137,500 worth of the Company’s common stock that, upon default, would result in dilution of ownership of current stockholders.

The note also required the Company to issue 400,000 shares of common stock to the note holder. Using Black-Scholes, the share issuance was valued at $280,000 and recorded as a discount against the note for $125,000 and an immediate additional interest expense of $103,000. Therefore, interest expense on the note for the year ended June 30, 2014 was $155,751, including $48,588 of discount amortization.

Note 8 – Stockholders Equity

Preferred Stock - ECI

As of June 30, 2014, ECHI has 1,000,000 shares of Preferred Stock authorized, $0.001 par value per share.  In May 2012, 25,013 shares were designated as series A and were issued to Mr. Azzata. The ECI Preferred Shares were valued at $71,600 ($0.72/share) for the fair value of services rendered.

Each of the Preferred Shares entitles Mr. Azzata to 500 votes on any matter brought to a vote of the holders of the Company’s common stock, giving him 12,506,500 votes, not including additional votes he has through his ownership of shares of the Company’s common stock. Accordingly, Mr. Azzata has voting control of the Company.

Series A Preferred Stock has the following provisions:

●	Voting rights entitling the holder to 500 votes per share, which gave the Chief Executive Officer voting control of the Company as of June 30, 2014 and as of the date of the accompanying report,

●	Non-convertible,

●	No rights to dividends,

●	No liquidation value,

●	Non-participating

●	Non-cumulative,

●	No put option; and

●	Non-redeemable.

Series B Convertible Preferred Stock

On July 26, 2013, the Company distributed a stock dividend to its common stockholders, whereby one restricted share of Series B Convertible Preferred Stock was issued for every one share of common stock held by ECHI stockholders, a total of 434,554 Series B Convertible Preferred shares. Each share of Series B Convertible Preferred Stock is convertible by the shareholder into 50 shares of common stock, will participate in any dividends declared by the Company for common stock on an as-if-converted-to-common stock basis, and may only vote on matters with respect to the Series B Convertible Preferred Stock on a non-cumulative basis, and subject to applicable restrictions. The fair value of these shares was determined to be $6.92 per share resulting in a dividend amounting to $2,995,088. As of June 30, 2014, 174,246 Series B Preferred Shares were converted into 8,615,400 shares of Common Stock.

Common Stock

ECI and the Company issued the following shares of common stock for the period July 1, 2012 to April 11, 2013:

Transaction Type	Quantity Stock	Quantity Warrants	Valuation
Cash third parties (1)	96,358	55,757	$3,366,427
Services – third parties (2)	1,107	—	$37,021
	97,725	55,757	$3,403,448

(1)	Commencing in December 2012, ECI issued shares and warrants as a unit under a private placement memorandum. Each unit had a $1 price and was comprised of 1 common share and 1 warrant to purchase 1 common share at $1. The purchase price was recorded at par for the common stock and additional paid-in capital was allocated between the prorated fair value of the common stock and the warrant. The warrants are exercisable through December 31, 2015.

(2)	Valuation was based upon the average cash price paid by third parties for common stock during the 30-day period preceding the service performance, since the Company was not yet traded publicly; this represented the best evidence of fair value.

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

From April 12, 2013 through June 30, 2013, 261 Company common shares for services vested with a value of $1,665.

From July 1, 2013 through June 30, 2014, ECI issued common stock for cash and exercise of warrants in the amount of $632,101.

From July 1, 2013 through June 30, 2014 the Company issued the following common stock:

Transaction Type	Quantity	Valuation
Exercise of warrants	510,585	$441,000
Exchange for ECI common stock	3,125,103	0
Issued for cash and subscription receivable	2,316,748	1,413,751
Issuance of common stock dividend	126,007	0
Conversion of Series B Preferred stock	8,615,400	0
Issued with note payable	400,000	228,000
Services - third parties	118,152	86,273
	15,211,995	$2,169,024

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

ECI and the Company paid direct offering costs in the aggregate of $223,190 and $518,817 for the years ended June 30, 2014 and 2013, respectively, associated with capital raising activities.

Note 9 – Warrants

The following is a summary of the Company’s and its subsidiary’s warrant activity:

	ECHI	ECI
Beginning Balance, July 1, 2012	0	0
Purchases	0	3,338,877
Exchanges	810,377	(810,377)
Exercised	0	0
Ending Balance, June 30, 2013	810,377	2,528,500
Purchases	2,341,498	305,600
Exchanges	2,446,434	(2,446,434)
Exercised	(536,333)	(377,666)
Ending Balance, June 30, 2014	5,061,976	10,000

Note 10 – Income Taxes

As a result of the reverse acquisition, the net operating loss carry forwards for Barossa were suspended.

The Company has net operating loss carry-forwards totaling approximately $12,000,000 and $6,000,000 at June 30, 2014 and 2013, respectively, expiring through 2034. Utilization of these net operating losses may be limited due to potential ownership changes under the Internal Revenue Code.

Significant deferred tax assets at June 30, 2014 and 2013 are approximately as follows:

	2014	2013
Gross deferred tax assets:
Net operating loss carry forward	$4,400,000	$2,200,000
Total deferred tax assets	4,400,000	2,200,000
Less: valuation allowance	(4,400,000)	(2,200,000)
Net deferred tax assets recorded	$—	$—

The valuation allowance at June 30, 2013 was approximately $2,200,000. The increase in valuation allowance during the year ended June 30, 2014 was approximately $2,200,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2014.

The Company has not filed its Federal or State income tax returns for the years ended June 30, 2014 and 2013. Management plans to file the current tax return as soon as possible.

The income tax returns filed for the tax years from inception would be subject to examination by the relevant taxing authorities.

There was no income tax expense for the years ended June 30, 2014 and 2013 due to the Company’s net losses.

The actual tax benefit differs from the expected tax benefit for the years ended June 30, 2014 and 2013, respectively, (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and a state rate of 5.5%, for a blended rate of 37.63%) as follows:

	June 30, 2014	June 30, 2013
Expected tax expense (benefit) – Federal	$(1,260,000)	$(1,313,000)
Expected tax expense (benefit) – State	(68,000)	(73,000)
Permanent differences	3,000	6,000
Change in valuation allowance	1,325,000	1,380,000
Actual tax expense (benefit)	$—	$—

Note 11 – Commitment and Contingencies

The Company has an operating lease expiring in October 2019.

At June 30, 2014, the future rental commitments are approximately as follows:

Amount
2015	$51,000
2016	53,000
2017	55,000
2018	56,000
Thereafter	78, 000
Total	$293,000

Rent expense for the years ended June 30, 2014 and 2013 was $71,100 and $23,421, respectively. The increase in expense is the result of the Company amending its lease for additional office space.

Note 12 – Related Party Transactions

Effective April 1, 2011, the Chief Executive Officer appointed two new Directors. On May 31, 2011, each of the directors resigned. These individuals are referenced to as “former related parties”.

During the years ended June 30, 2014 and 2013 the Company paid fees to former related parties as well as unrelated third parties associated with capital raising activities and related consulting fees, as follows:

	Year Ended June 30,
Direct Offering Cost	2014	2013

Amounts Paid in Cash:
Finder fees – former related parties	$131,056	$282,562
43

During the years ended June 30, 2014 and 2013, the Company paid consulting fees to former related parties under agreements with the following provisions:

●	One year term,

●	Flat fee retainer,

●	Additional fees based on expanded services,

●	Services include shareholder relations and business strategy

The consulting fees paid to related party and former related parties are as follows:

	Year Ended June 30,

Consulting Fees:	2014	2013
Amounts Paid in Cash:
Former related parties	$128,472	$546,837

Consulting fees are reflected in the statements of operations as a component of shareholder relations.

A director was paid management-consulting fees of $7,000 and $80,000 for the years ended June 30, 2014 and June 30, 2013, respectively.

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

The Company has a loan payable to the CEO amounting to $152,565 (Note 7).

Effective January 7, 2013, ECI entered into an employment agreement with the President and Chief Financial Officer. The agreement has a term of two years and provides compensation that includes an annual salary of $200,000, health insurance at no cost and a monthly car allowance. The agreement also contains a non-compete covenant. In addition to the President’s annual salary, the Company also has the right to pay him a discretionary monthly bonus. Effective May 23, 2014, the President resigned from ECHI but continues as an active member on the Board of Directors.

The exchange agreement provides that each of the CEO and CFO/President of ECI become the CEO and President of ECHI.

Note 13 – Subsequent Events

(A) Common Stock

Subsequent to June 30, 2014, the Company issued the following shares of common stock and warrants:

Transaction Type	Quantity of Common Stock	Quantity of Warrants	Valuation	Ranges of Value per Share
Cash with warrants – third parties (1)	2,517,715	2,517,715	$431,761	$0.10 - 0.60
Conversion of series B preferred stock	760,450	0	0	0
Services – third party (2)	8,421	0	1,287	0.15
	3,286,586	2,517,715	$433,048	$0.10 - 0.60

(1)	The Company issued units containing common stock and warrants for $1.00. The warrants have a $1.00 exercise price and expire on December 31, 2015. The Company has reserved shares to cover the possible exercise of the warrants. There are no embedded features in the warrants that would require treatment as a derivative liability.

(2)	Valuation is based upon the average cash price paid by third parties for common stock during the 30-day period preceding the service performance, since the Company was not yet traded publicly; this represented the best evidence of fair value.

From July 1, 2014 through September 29, 2013, ECI did not issue common stock for cash or for services from third parties.

(B) Option to Rescind ECI Stock Subscriptions

The Board of Directors is offering the remaining stockholders of ECI to exchange their shares of ECI for shares of ECHI on a one-for-one basis or rescind their subscription agreement. As of September 29, 2014, the maximum amount of shares of ECI that may be rescinded is approximately 355,000, which could require the Company to pay approximately $206,000. Management believes that the probability of the shareholders rescinding their subscriptions is remote.

(C) Convertible Notes Payable and Derivative Liabilities

Through July 28, 2014, the Company paid $56,050, including interest of $3,500 and prepayment fees of $12,127, to Asher, which satisfied the $83,500 Note.

Through September 26, 2014 the Company paid $23,000 as a prepayment fee to Asher on the $42,500 note.

(D) Vendor Settlement Agreement

In August  2014, the Company entered into 2 settlement agreements with two vendors for a total amount of $79,588. This balance has been accrued at June 30, 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Joseph Azzata, our Chief Executive Officer, is our principal executive officer and our principal financial officer.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2014. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2014.  Based on this evaluation, our management concluded that, as of June 30, 2014, we maintained effective internal control over financial reporting.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position(s) and Office(s)

Joseph Azzata	55	Chief Executive Officer, Chairman of the Board, and Principal Financial Officer
Timothy Kardok	57	Director

Joseph Azzata – Mr. Azzata is the founder of eCareer, Inc. and has been the Chief Executive Officer and Chairman of eCareer Holdings, Inc. since closing of the Exchange Agreement. He is a leader in the area of talent acquisition, staffing, recruiting and HR with a specialized emphasis on web-based and automated recruiting processes.

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

Mr. Azzata will use his vision and leadership to guide eCareer into an innovative industry leader in specialized online career websites and job boards. Mr. Azzata will continue to use his vast resources and insight to attract and acquire immensely creative employees and build a world-class executive team. He will focus and dedicate his efforts to the growth and expansion of our business model and forge strategic alliances with industry-related organizations in order to continuously add new and unique features and upgrades to our specialized online career websites.

Tim Kardok - Mr. Kardok currently serves on the Board of Directors of eCareer Holdings, Inc. and works with the company as a special consultant. Until May 23, 2014, he also served as the Company’s president.

Mr. Kardok’s past experience is in the areas of strategy, corporate growth, planning, marketing, finance, and sales. Throughout his career, he has held various senior management positions at multiple corporations, and has assisted various companies in a consulting capacity. He also has experience in product development and market deployment; corporate infrastructure design; change management; strategic planning; capital formation, public IPO strategy, strategic acquisitions / acquisition integration; distribution analysis, strategy design and implementation.

Mr. Kardok is a former CEO and director of an AMEX listed corporation and has more than 30 years of experience. Mr. Kardok earned a Bachelor of Arts in Marketing from the University of Notre Dame and an MBA from the University of Bridgeport.

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

Audit Committee

The Board of Directors has not yet established a separately designated standing audit committee, and accordingly, the entire Board is currently acting as our audit committee. None of the members of our Board of Directors is deemed an audit committee financial expert. At some point in the future, we anticipate adding an audit committee financial expert to the Board, but we have not yet identified an ideal candidate.

ITEM 11.	EXECUTIVE COMPENSATION

The following table provides summary information for the years ended June 30, 2014 and 2013, concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers (“named executive officers”). In connection with the Exchange Agreement that closed on April 11, 2013, as described above under “Corporation History and Background,” ECI became the operating company of BCCI/ECHI, and ECI is treated as the accounting acquirer. Accordingly, for the year ended June 30, 2013, the compensation information below reflects compensation paid by (i) ECI from July 1, 2012 through April 11, 2013 and (ii) ECHI (on a consolidated basis with ECI) from April 12, 2013 through June 30, 2013. Executive officers of BCCI (who resigned upon closing of the Exchange Agreement) received no executive compensation during the years ended June 30, 2014 and 2013.

Summary Executive Compensation Table

Name and Principal Position	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)		Total ($)
For the year ended June 30, 2014
Joseph Azzata	225,000	149,248	0	0	0	0	19,480	(1)	393,728
Tim Kardok	183,333	93,667	0	0	0	0	25,245	(1)(2)	295,245

Name and Principal Position	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)		Total ($)
For the year ended June 30, 2013
Joseph Azzata	173,077	343,279	0	0	0	0	17,239	(1)	533,595
Tim Kardok	153,846	76,923	0	0	0	0	92,469	(1)(2)	243,238

(1) The other compensation included auto allowance, health, dental, and vision insurance provided for the officers.

(2) For the years ended June 30, 2014 and 2013, Mr. Kardok received a consulting fee of $7,000 and $80,000, respectively.

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

Effective January 7, 2013, our operating subsidiary entered into an employment agreement with Tim Kardok, providing for him to serve as President and Chief Financial Officer. The agreement has a term of two years and provides compensation that includes an annual salary of $200,000, health insurance at no cost and a monthly car allowance. The agreement also contains a non-compete covenant. In addition to the Mr. Kardok’s annual salary, eCareer, Inc. also has the right to pay him a discretionary monthly bonus. As of May 23, 2014, Mr. Kardok resigned as president, but continues to serve on the Company’s Board of Directors.

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

The table below sets forth the number and percentage of shares of our equity securities owned as of September 29, 2014, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our executive officers and directors, and (iii) our executive officers and directors as a group. As of September 2014, there were 18,861,698 shares of our common stock outstanding. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Shares Beneficially Owned
	Common Stock		Series A Preferred (2)		% of Total
Name and address of beneficial owner	Shares	%	Shares	%	Voting Power (3)

Joseph Azzata(1)	3,029,808	9.5	25,013	100	35.0
CEO and Chairman of the Board
2300 Glades Road, Suite 302E
Boca Raton, Florida 33434

Tim Kardok	1,514,904	4.8			3.4
Director
2300 Glades Road, Suite 302E
Boca Raton, Florida 33434

All directors and executive officers as a group (2 persons)	4,544,712	14.3	25,013	100	38.4

M.B. Long	1,867,166	5.9			4.2
7426 Timberlake Road
Lynchburg, Virginia 24502

Lilyfield(3)	2,126,190	6.7			4.8
c / o Kendris Ltd.
Mühlemattstrasse 56
CH-5001 Aarau, Switzerland

(1)	Includes 59,408 shares of Series B Preferred convertible into 2,904,000 common shares.

(2)	Represents Series A Preferred Shares.

(3)	Includes 41,690 shares of Series B Preferred convertible into 2,084,500 common shares.
49

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the disclosure set forth above under “Note 12 – Related Party Transactions” of the notes to the financial statements that are included in this report, which disclosure is incorporated herein by reference.

Director Independence

Messrs. Azzata and Kardok are currently the sole members of our Board of Directors. While Mr. Kardok no longer serves as the Company’s president, we do not consider him an independent director. Accordingly, we currently have no “independent” directors. At some point in the future, it is anticipated that we will appoint additional directors who are considered independent. We have not decided, however, what independence standard will be used to make this determination. We hope that the addition of independent directors to the Board will help us better oversee and manage risk.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for the audit and other services provided or to be provided by our principal independent accountants during the years ended June 30, 2014 and 2013.

	2014	2013
Audit Fees(1)	$58,653	$192,563
Audit Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees	—	—
Total Fees	$58,653	$192,563

(1)	Audit Fees: This category represents the aggregate fees billed for professional services rendered by the principal independent accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years.

(2)	Audit Related Fees: This category consists of the aggregate fees billed for assurance and related services by the principal independent accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees: This category consists of the aggregate fees billed for professional services rendered by the principal independent accountant for tax compliance, tax advice, and tax planning.

Pre-Approval of Audit and Non-Audit Services

All above audit services, audit-related services and tax services, for the fiscal years ended June 30, 2014 and 2013, were pre-approved by our Audit Committee, which concluded that the provision of such services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization dated August 30, 2012 (Incorporated by reference from Form 8-K filed with the SEC on September 6, 2012) *

3.1	Amendment to Articles of Incorporation (Incorporated by reference from Form 8-K filed with the SEC on April 16, 2013) *

3.2	By-Laws (Incorporated by reference from Form SB-2/A filed with the SEC on July 27, 2005) *

10.1	Employment Agreement between eCareer, Inc. and Joseph Azzata, dated January 7, 2013 (Incorporated by reference from Form 8-K filed with the SEC on April 16, 2013) *

10.2	Employment Agreement between eCareer, Inc. and Tim Kardok, dated January 7, 2013 (Incorporated by reference from Form 8-K filed with the SEC on April 16, 2013) *

21.1	Subsidiaries

31.1	Certification of principal executive officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by Rule 13a – 14(1) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definitions Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Incorporated by reference from our previous filings with the SEC.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 29, 2014.

eCareer Holdings, Inc.

/s/ Joseph Azzata
By: Joseph Azzata
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph Azzata		September 29, 2014
Joseph Azzata	Chief Executive Officer (Principal Executive Officer), Chairman of the Board and Principal Financial and Accounting Officer)

