Form 10-Q
period 2014-09-30
eCareer Holdings, Inc.
filed 2014-11-14
CIK 1332572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2014.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from______________to_____________.

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

As of November 14, 2014, there were 21,365,625 shares of the registrant’s common stock outstanding and 25,013 shares of Series A Preferred that are convertible to 12,506,500 shares of common stock that have voting rights.

FORM 10-Q

ECAREER HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2014	June 30, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,878	$8,303
Total current assets	9,878	8,303

Property and equipment, net	206,766	223,405

Other assets
Intangible assets, net	423,694	430,510

Total assets	$640,338	$662,218

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$409,512	$331,919
Accrued liabilities	358,935	302,657
Notes payable - shareholders, net of discount	239,359	201,153
Convertible notes, net of discounts	24,511	79,543
Derivative liabilities	5,780	26,011
Third party notes	280,000	280,000
Total current liabilities	1,318,097	1,221,283

Commitments and contingencies

Stockholders’ equity (deficit)
Series A preferred stock, $0.001 par value, 1,000,000 shares authorized, 25,013 shares issued and outstanding	25	25
Series B preferred stock, $0.001 par value, 1,000,000 shares authorized, 241,950 and 260,308 shares issued and outstanding, respectively	242	260
Common stock, $0.001 par value, 50,000,000 shares authorized, 19,226,653 and 15,666,038 shares issued and 19,148,294 and 15,575,112 shares outstanding, respectively	19,148	15,574

Additional paid-in capital	12,518,388	12,085,682
Accumulated deficit	(13,203,482)	(12,653,577)
Non-controlling interest	(12,080)	(7,029)

Total stockholders’ equity (deficit)	(677,759)	(559,065)

Total liabilities and stockholders’ equity (deficit)	$640,338	$662,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECAREER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	2014	2013

Revenue, net	$1,090	$11,011

Operating expenses
Advertising and marketing	7,544	219,979
Salaries and benefits	144,176	348,283
Professional and consulting fees	99,858	277,632
Shareholder relations	118,695	43,753
General and administrative	117,536	171,892
Total operating expenses	487,809	1,061,539

Loss from operations	(486,719)	(1,050,528)

Other income (expense)
Gain on change in fair value of derivative liabilities	20,231	—
Interest expense	(88,509)	—

Total other expense	(68,278)	—

Net loss	(554,997)	(1,050,528)

Less: Net loss attributable to non-controlling interest	5,051	110,909

Net loss attributable to eCareer Holdings, Inc.	$(549,946)	$(939,619)

Net loss per share - basic and fully diluted	$(0.03)	$(1.02)

Weighted average number of common shares outstanding - basic and fully diluted	16,882,252	917,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECAREER  HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(554,997)	$(1,050,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,639	16,012
Amortization of intangible assets	9,266	8,295
Amortization of note discounts	41,307	—
Common stock issued for services	2,137	13,266
Change in fair value of derivative liabilities	(20,231)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	43,845
Accounts payable and accrued liabilities	133,871	139,325
Net cash used in operating activities	(372,008)	(829,785)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of intangible assets	(2,450)	(11,210)
Purchases of property and equipment	—	(3,144)
Net cash used in investing activities	(2,450)	(14,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder notes payable	—	100,000
Repayment of convertible notes payable	(58,133)	—
Proceeds from exercise of warrants	—	60,000
Proceeds from sale of common stock and warrants	444,300	—
Proceeds from sale of subsidiary common stock and exercise of warrants	—	633,100
Payment of direct offering costs	(10,134)	(129,132)
Net cash provided by financing activities	376,033	663,968

Net increase (decrease) in cash and cash equivalents	1,575	(180,171)

Cash and cash equivalents - beginning of period	8,303	214,483

Cash and cash equivalents - end of period	$9,878	$34,312

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$—	$—
Payment of interest	$22,583	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$2,137	$13,266
Amortization of loan discounts	$41,307	$—
Change in fair value of derivative liabilities	$(20,231)	$—
Exchange of subsidiary stock for ECHI common stock	$—	$2,048
Issuance of series B preferred stock as a dividend	$—	$2,991,461
Conversion of series B preferred stock for common stock	$900	$2,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

eCareer Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

The Company is a provider of niche industry websites designed to brand client companies to active and passive candidates within each niche. Site features include: industry news, social media groups, niche-specific content, and industry specific job postings. Access to the sites is free to users, and revenue is intended to be generated through advertising, resume searches, and job board functions. The Company’s first site, openreq.com, was publicly launched January 1, 2013.

eCareer Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 2 – Going Concern

As reflected in the accompanying unaudited consolidated financial statements, since inception the Company has incurred a net loss of approximately $13.2 million. As of September 30, 2014, the Company has a working capital deficit of approximately $1.3 million.

The Company does not yet have a history of financial stability. Historically, the principal source of liquidity has been the issuance of equity securities and outside funding sources. In addition, the Company has generated insignificant revenue since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue operations is dependent on the success of Management’s plans, which include the raising of capital through the issuance of equity and/or debt securities, until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. Our current negative cash flow is approximately $124,000 per month. The Company believes its current available cash along with anticipated revenue may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These unaudited consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2014 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended June 30, 2014 and 2013. The financial information as of June 30, 2014 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended June 30, 2014. The interim results for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending June 30, 2015 or for any future interim periods.

New Accounting Pronouncements

Except as set forth below, management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying unaudited consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

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

eCareer Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

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

Cash and Cash Equivalents

The Company maintains cash balances at a single financial institution. The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. Cash equivalents consisted of money market funds totaling $9,878 and $8,303 at September 30, 2014 and June 30, 2014, respectively.

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

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken during the three months ended September 30, 2014 and 2013.

Intangible Assets

The Company’s intangible assets consist of website development costs and domain names.

The Company accounts for website development costs in accordance with Accounting for Website Development Costs, wherein website development costs are segregated into three activities:

1)	Initial stage (planning), whereby the related costs are expensed.

2)	Development (web application, infrastructure, graphics), whereby the related costs are capitalized and amortized once the website is ready for use. Costs for development content of the website may be expensed or capitalized depending on the circumstances of the expenditures.

3)	Post-implementation (after site is up and running: security, training, admin), whereby the related costs are expensed as incurred. Upgrades are usually expensed unless they add additional functionality.

Amortization is provided utilizing the straight-line method over the three year estimated useful lives of these assets.

Domain names are not being amortized as they are determined to have indefinite lives.

Intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges taken during the three months ended September 30, 2014 and 2013.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. As of September 30, 2014 the derivative liabilities were $5,780.

eCareer Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

Advertising and Marketing Expense

The Company’s policy is to expense advertising and marketing costs as incurred. Advertising and marketing expenses were as follows:

	Three Months Ended
	September 30
	2014	2013
Advertising	$0	$22,223
Marketing	7,544	197,746
	$7,544	$219,979

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

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations. There were no unrecognized tax benefits for the three months ended September 30, 2014 and 2013.

eCareer Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

The company had the following potential common stock equivalents:

	September 30, 2014	June 30, 2014
Common stock warrants - ECI	10,000	10,000
Common stock warrants - ECHI	7,704,692	5,061,976
Unvested stock grants - ECHI	74,933	87,499
Total common stock equivalents	7,789,625	5,159,475

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

eCareer Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

The Company’s financial instruments consist primarily of accounts payable, accrued liabilities, loans payable, and convertible debt. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of September 30, 2014 and June 30, 2014, respectively due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

Reclassifications

Certain items have been reclassified to conform to the current period’s presentation.

Note 4 – Property and Equipment

Property and equipment consist of the following:

	September 30, 2014	June 30, 2014
Equipment	$111,647	$111,647
Furniture & Fixtures	72,118	72,118
Leasehold Improvements	82,710	82,710
Computer Software	63,701	63,701
	330,176	330,176
Less: Accumulated Depreciation	(123,410)	(106,771)
	$206,766	$223,405

Depreciation expense for the three months ended September 30, 2014 and 2013 was $16,639 and $16,012, respectively.

Note 5 – Intangible Assets

Intangible assets consist of the following:

	September 30, 2014	June 30, 2014
Domain names	$298,389	$298,389
Website development costs	186,117	183,667
	484,506	482,056
Less: Accumulated amortization	(60,812)	(51,546)
	$423,694	$430,510

Amortization expense for website development costs for the three months ended September 30, 2014 and 2013 was $9,266 and $8,295, respectively.

Certain of the intangible assets were placed in service during the current period. Others will be placed in service in future years.

eCareer Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

The estimated future amortization expense of in-service website development costs for the years ending June 30 are as follows:

Amount
2015 (9 months)	$33,627
2016	37,576
2017	25,129
2018	16,388
2019	8,193
Total	$120,913

Note 6 –Notes Payable and Derivative Liabilities

Third party promissory notes

As of September 30, 2014, the Company had entered into 4 notes from third parties for a total amount of $280,000. The notes bear interest at a rate of 10%. Principal is to be paid upon maturity, which range from December 2014 to December 2015. At September 30, 2014 accrued interest amounted to $40,049. Certain of the notes are collateralized by the Company’s common stock and, upon default, would subject the Company to issuing common shares equivalent to $499,000, resulting in dilution of ownership of current stockholders. Two of the outstanding notes originally due in August 2014 for a total of $80,000 have been extended to December 2015.

Interest expense on the third parties notes for the three months ended September 30, 2014 and 2013 were $11,868 and $0, respectively.

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

Interest expense on the convertible notes for three months ended September 30, 2014 was $29,701, including $3,101 of discount amortization, and $25,705 of prepayment fees. As of September 30, 2014 the $83,500 Note had been repaid and the balance owed on the $42,500 promissory note was $35,200. The Company is currently in negotiations with the investor to extend the maturity date on the balance of the $42,500 Note, and no additional penalties are anticipated.

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

The embedded derivatives of the remaining Notes were re-measured at September 30, 2014 yielding an aggregate gain on change in fair value of the derivatives of $20,231. The fair value of the derivative liability of the remaining note at September 30, 2014 was $5,780

The Company is required to reserve shares of common stock, free of preemptive rights, at 5 times the number of shares actually issuable upon full conversion of the Note at the conversion price then in effect. The number of common shares issued upon conversion may not result in beneficial ownership by Asher in excess of 9.99% of the outstanding common shares of the Company, unless waived by Asher with 61 days notice to the Company.

Notes payable – shareholders

The Company has a loan payable to a shareholder totaling $152,565 as of September 30, 2014. This loan is unsecured and non-interest bearing.

eCareer Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

In March 2014, the Company entered into a promissory note for $125,000 with a shareholder. The note bears a 10% interest rate and is due on December 31, 2014. At September 30, 2014 accrued interest amounted to $8,325. The note is collateralized with $137,500 worth of the Company’s common stock that, upon default, would result in dilution of ownership of current stockholders.

The note also required the Company to issue 400,000 shares of common stock to the note holder. Using Black-Scholes, the share issuance was valued at $228,000 and recorded as a discount against the note for $125,000 and an immediate additional interest expense of $103,000. The interest expense on the note for the three months ended September 30, 2014 was $42,369, including $38,206 of discount amortization.

Note 7 – Stockholders Equity

Preferred Stock – ECHI

ECHI has 1,000,000 shares of Preferred Stock authorized, $0.001 par value per share. 25,013 shares were designated as series A and were issued to Mr. Azzata. The ECHI Preferred Shares were valued at $71,600 ($0.72/share) for the fair value of services rendered.

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
13

eCareer Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

Series B Convertible Preferred Stock

On July 26, 2013, the Company distributed a stock dividend to its common stockholders, whereby one restricted share of Series B Convertible Preferred Stock was issued for every one share of common stock held by ECHI stockholders, a total of 434,554 Series B Convertible Preferred shares. Each share of Series B Convertible Preferred Stock is convertible by the shareholder into 50 shares of common stock, will participate in any dividends declared by the Company for common stock on an as-if-converted-to-common stock basis, and may only vote on matters with respect to the Series B Convertible Preferred Stock on a non- cumulative basis, and subject to applicable restrictions. The fair value of these shares was determined to be $6.92 per share, resulting in a dividend amounting to $2,995,088. As of September 30, 2014, 192,604 Series B Preferred Shares were converted into 9,533,300 shares of Common Stock.

eCareer Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

From July 1, 2014 through September 30, 2014 the Company issued the following common stock:

Transaction Type	Quantity	Valuation
Issued for cash	2,642,716	$444,300
Conversion of Series B Preferred stock	917,900	0
Services – third parties	12,566	2,137
	3,573,182	$446,437

The Company paid direct offering costs for the three months ended September 30, 2014 of $10,134, associated with capital raising activities.

Note 8 – Warrants

The following is a summary of the Company’s and its subsidiary’s warrant activity:

	ECHI	ECI
Beginning Balance, July 1, 2014	5,061,976	10,000
Purchases	2,642,716	0
Conversions	0	0
Exercised	0	0
Ending Balance, September 30, 2014	7,704,692	10,000

Note 9 - Commitment and Contingencies

The Company has an operating lease expiring in October 2019.

At September 30, 2014, the future rental commitments are approximately as follows:

eCareer Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

Year ending June 30,

Amount
2015 (9 months)	$39,000
2016	53,000
2017	55,000
2018	56,000
2019	58,000
Thereafter	19, 000
Total	$280,000

Rent expense for three months ended September 30, 2014 and 2013 was $22,172 and $7,873, respectively. The increase in expense is the result of the Company amending its lease for additional office space.

eCareer Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 10 – Related Party Transaction

Effective April 1, 2011, the Chief Executive Officer appointed two new Directors. On May 31, 2011, each of the directors resigned. These individuals are referenced to as “former related parties”.

During the three months ended September 30, 2014 and 2013 the Company paid fees to former related parties as well as unrelated third parties associated with capital raising activities and related consulting fees, as follows:

	Three Months Ended September 30,
Direct Offering Cost	2014	2013
Amounts Paid in Cash:
Finder fees – former related parties	$0	$88,673

During the three months ended September 30, 2014 and 2013, the Company paid consulting fees to former and current related parties under agreements with the following provisions:

•	One year term,

•	Flat fee retainer,

•	Additional fees based on expanded services,

•	Services include shareholder relations and business strategy

The consulting fees paid to related party and former related parties during the periods are as follows:

Consulting Fees	Three Months Ended September 30
	2014	2013
Former Related Parties	$0	$72,825
17

eCareer Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

Consulting fees are reflected in the statements of operations as a component of shareholder relations.

A director was paid management-consulting fees of $24,500 and $0 for the three months ended September 30, 2014 and 2013, respectively.

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

The Company has a loan payable to the CEO amounting to $152,565 (Note 6).

Effective January 7, 2013, ECI entered into an employment agreement with the President and Chief Financial Officer. The agreement had a term of two years and provided compensation that includes an annual salary of $200,000, health insurance at no cost and a monthly car allowance. The agreement also contains a non-compete covenant. In addition to the President’s annual salary, the Company also has the right to pay him a discretionary monthly bonus. Effective May 23, 2014, the President resigned from ECHI but continues as an active member on the Board of Directors.

The Exchange Agreement provides that each of the CEO and CFO/President of ECI become the CEO and President of ECHI.

eCareer Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 11 – Subsequent Events

(A) Common Stock

Subsequent to September 30, 2014, the Company issued the following shares of common stock:

	Quantity
Transaction Type	Stock	Valuation
Services – third parties (2) common stock	8,377	$1,424
Sale of Common Stock and Warrants (1)	1,890,000	189,000
Exercise of Warrants	540,000	68,500
	2,438,377	$258,924

(1)	The Company issued units containing common stock and warrants for $1.00. The warrants have a $1.00 exercise price and expire on December 31, 2015. The Company has reserved shares to cover the possible exercise of the warrants. There are no embedded features in the warrants that would require treatment as a derivative liability.

(2)	Valuation is based upon the average cash price paid by third parties for common stock during the 30-day period preceding the service performance, since the Company was not yet traded publicly; this represented the best evidence of fair value.

(B) Option to Rescind ECI Stock Subscriptions

The Board of Directors is offering the remaining stockholders of ECI to exchange their shares of ECI for shares of ECHI on a one-for-one basis or rescind their subscription agreement. As of November 14, 2014, the maximum amount of shares of ECI that may be rescinded is approximately 355,000, which could require the Company to pay approximately $206,000. Management believes that the probability of the shareholders rescinding their subscriptions is remote.

(C) Convertible Notes Payable and Derivative Liabilities

Through November 14, 2014 the Company paid $15,000 as a principal and prepayment fee to Asher on the $42,500 note. As of November 14, the total balance owed on the note is $20,200.

(D) Shares Returned and Cancelled

In November 2014, a shareholder returned, without consideration, 212,670 common shares issued in prior years. The Company has cancelled these shares.

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

General

The following analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements, including footnotes, and other information presented elsewhere in this report.

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

We are a website designer, developer and marketer of niche career sites. Our sites are designed to brand client companies to active and passive candidates within each identified niche. Site features include: industry news, social media groups, niche-specific content, webinars, events, training programs and consolidated industry statistics. Access to the site is free to users and revenue is generated through advertising, resume searches and a job board function. Our first site, Openreq.com, was publicly launched on January 1, 2013.

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

Intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges taken during the three months ended September 30, 2014 and 2013.

Results of Operations – Three months ended September 30, 2014 compared to September 30, 2013

Revenue for the three months ended September 30, 2014, was $1,090 compared to $11,011 for the three months ended September 30, 2013. We have strategically delayed sales efforts and initiated sales personnel layoffs in order to focus on the completion of the re-launched Openreq site and enhancements. We believe these modifications will enable us to improve sales results later this fiscal year, without impeding future relationships with existing customers.

Operating expenses for the three months ended September 30, 2014, were approximately $488,000 compared to approximately $1.1 million in operating expenses for the three month ended September 30, 2013. Operating expenses for the three months ended September 30, 2014, consist of approximately $100,000 of professional and consulting fees, approximately $144,000 of payroll expenses, approximately $8,000 of advertising and marketing, approximately $118,000 of general and administrative expenses, and approximately $119,000 of shareholder relations expense. This compares to operating expenses for the three months ended September 30, 2013, of $1.1 million, consisting of approximately $278,000 of professional and consulting fees, approximately $348,000 of payroll expenses, approximately $220,000 of advertising and marketing expenses, $172,000 of general and administrative expenses, and $44,000 of shareholder relations expense. Due to reduced capital infusion, operating cost reductions were tactically achieved by reducing marketing costs and personnel associated with the promotion of Openreq.com, while allocating available capital to the completion of the revamped website.

Net operating loss for the three months ended September 30, 2014, was approximately $487,000 or approximately $0.03 per share (basic and diluted) as compared to approximately $1.1 million, or approximately $1.02 per share (basic and diluted), for the three months ended September 30, 2013. This decrease in net loss of approximately $564,000 was primarily due to the changes in operating expenses.

Liquidity and Capital

At September 30, 2014, we had cash of $9,878 as compared to $8,303 at June 30, 2014. Our working capital deficit at September 30, 2014, was approximately $1.3 million compared to $1.2 million at June 30, 2014 an increase of approximately $100,000. The increase is primarily attributable to the operating net loss of approximately $488,000 and repayment of loans of approximately $58,000 partially offset cash raised through the sale of our common stock and common stock warrants for approximately $434,000, net of offering costs of $10,000,

For the three months ended September 30, 2014, cash used in operating activities was approximately $372,000 as compared to approximately $830,000 for the three months ended September 30, 2013. Our primary uses of cash from operating activities for the three months September 30, 2014, was a net loss of approximately $555,000.

Net cash used in investing activities for the three months ended September 30, 2014, was approximately $2,000, from the purchase of intangible assets. This compares with net cash used in investing activities of approximately $14,000 for the three months ended September 30, 2013, predominantly from the purchase of property and equipment and intangible assets.

Net cash provided by financing activities for the three months ended September 30, 2014, was approximately $376,000, which included approximately $444,000 from the sale of Company stock and warrants, net of offering costs of approximately $10,000, and repayment of notes of approximately $58,000. Interest expense on the convertible notes for three months ended September 30, 2014 was $29,701, including $3,101 of discount amortization, and $25,705 of prepayment fees. As of September 30, 2014 the $83,500 Note had been repaid and the balance owed on the $42,500 promissory note was $35,200.  The Company is currently in negotiations with the investor to extend the maturity date on the balance of the $42,500 Note, and no additional penalties are anticipated. For the three months ended September 30, 2013, the net cash provided by financing activities was approximately $664,000, which included approximately $60,000 from the exercise of warrants, approximately $633,000 from the sale of subsidiary common stock and exercise of warrants, and $100,000 from a loan payable offset by offering costs of approximately $129,000.

Current and Future Financing Needs

We have a stockholder’s deficit of approximately $678,000 at September 30, 2014, and have incurred an accumulated deficit of approximately $13.2 million since inception. Since September 30, 2014, we have raised additional capital through November 14, 2014, of approximately $258,000 through the sale of common stock and common stock purchase warrants.

We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of common stock. At September 30, 2014, we had debt of $1.3 million and a working capital deficit of approximately $1.3 million. There is substantial doubt as to our ability to continue as a going concern as stated in Note 2 of the September 30, 2014 Notes to Condensed Consolidated Financial Statements. During the three months ended September 30, 2014, we raised approximately $434,000 (net of offering costs of approximately $10,000) from the issuance of our common stock and warrants.

We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. Our cash outflow from operations averaged $124,000 a month for the three months ended September 30, 2014.  We will continue to monitor our expenses and take actions as may be required to manage our cash outflow from operations. We do not have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Joseph Azzata is our principal executive officer and principal financial officer and is responsible for establishing and maintaining our disclosure controls and procedures. Mr. Azzata (based upon his ir evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Mr. Azzata, our principal executive officer and principal financial officer has also indicated that, upon evaluation, there were no changes in our internal control over financial reporting or other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended June 30, 2014, filed September 29, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2014 we issued 2,642,716 shares of our common stock and warrants for proceeds of $444,300, at $0.10 to $0.60 per unit..

During the quarter ended September 30, 2014, 18,358 shares of our Series B Preferred Shares were converted into 917,900 shares of common stock.

During the quarter ended September 30, 2014 the Company issued 12,566 shares of our common stock for services rendered. The shares were valued at $0.17 per share for $2,137.

All funds raised pursuant to the sale of our securities were used for working capital purposes. At all times relevant:

- the sale was made to a sophisticated or accredited investor;

- we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information, which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

- at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale of the securities; and

- neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising In issuing the foregoing securities, we relied on the exemptive provisions of Regulation D Rule 506 or Section 4(2) of the Securities Act.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization dated August 30, 2012 (Incorporated by reference from Form 8-K filed with the SEC on September 6, 2012)

3.1	Articles of Incorporation (Incorporated by reference from Form SB-2/A filed with the SEC on July 27, 2005)

3.2	Amendment to Articles of Incorporation (Incorporated by reference from Form 8-K filed with the SEC on April 16, 2013)

3.3	Amendment to Articles of Incorporation (to effect reverse stock split) (Incorporated by reference from Form 8-K filed with the SEC on June 5, 2013)

3.4	By-Laws (Incorporated by reference from Form SB-2/A filed with the SEC on July 27, 2005)

31.1	Certification of principal executive officer (principal financial officer) required by Rule 13a 14(1) or Rule 15d 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer (principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

101 INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definitions Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eCareer Holdings, Inc.

Date: November 14, 2014	By:	/s/ Joseph Azzata
Joseph Azzata
Chief Executive Officer (Principal Executive Officer)