Form 10-Q
period 2014-12-31
eCareer Holdings, Inc.
filed 2015-02-13
CIK 1332572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2014.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from_____________to____________.

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

As of February 2, 2015, there were 22,680,717 shares of the registrant’s common stock outstanding and 25,013 shares of Series A Preferred that are convertible to 12,506,500 shares of common stock that have voting rights.

FORM 10-Q

Item 1.	Financial Statements

ECAREER HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014	June 30, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,484	$8,303
Total current assets	7,484	8,303

Property and equipment, net	190,126	223,405

Other assets
Intangible assets, net	408,835	430,510
Total other assets	408,835	430,510

Total assets	$606,445	$662,218

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$292,566	$331,919
Accrued liabilities	312,414	302,657
Notes payable - shareholders, net of discount	249,565	201,153
Convertible notes, net of discounts	1,690	79,543
Derivative liabilities	2,407	26,011
Third party notes	250,000	280,000
Total current liabilities	1,108,642	1,221,283

Commitments and Contingencies

Stockholders’ equity (deficit)
Series A preferred stock, $0.001 par value, 1,000,000 shares authorized, 25,013 shares issued and outstanding	25	25
Series B preferred stock, $0.001 par value, 1,000,000 shares authorized, 240,906 and 260,308 shares issued and outstanding, respectively	241	260
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,838,184 and 15,666,038 shares issued, and 25,772,326 and 15,575,112 shares outstanding, respectively	25,772	15,574

Additional paid-in capital	13,186,579	12,085,682
Accumulated deficit	(13,669,512)	(12,653,577)
Subscription receivable	(29,000)	—
Non-controlling interest	(16,302)	(7,029)

Total stockholders’ equity (deficit)	(502,197)	(559,065)

Total liabilities and stockholders’ equity (deficit)	$606,445	$662,218

The accompanying notes are an integral part of these condensed consolidated financial statements
3

ECAREER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Revenue, net	$2,725	$19,671	$3,813	$30,682

Operating expenses
Advertising and marketing	2,072	207,844	9,616	431,604
Salaries and benefits	66,529	291,168	210,705	639,451
Professional and consulting fees	65,359	103,130	165,217	373,150
Shareholder relations	172,765	139,697	291,460	191,061
General and administrative	119,428	174,839	236,964	326,977
Total operating expenses	426,153	916,678	913,961	1,962,243

Loss from operations	(423,428)	(897,007)	(910,148)	(1,931,561)

Other income (expense)
Gain on change in fair value of derivatives liabilities	3,373	—	23,604	—
Interest income (expense)	(50,155)	1,723	(138,663)	(14,251)

Total other income (expense)	(46,782)	1,723	(115,059)	(14,251)

Net loss	(470,210)	(895,284)	(1,025,207)	(1,945,812)

Less: Net profit (loss) attributable to non-controlling interest	4,222	(80,320)	9,273	30,589

Net loss attributable to eCareer Holdings, Inc.	$(465,988)	$(975,604)	$(1,015,934)	$(1,915,223)

Net loss per share - basic and fully diluted	$(0.02)	$(0.14)	$(0.05)	$(0.29)

Weighted average number of common shares outstanding - basic and fully diluted	22,992,635	7,104,068	19,933,132	6,711,534

The accompanying notes are an integral part of these condensed consolidated financial statements

ECAREER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(unaudited)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,025,208)	$(1,945,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,279	32,479
Amortization of intangible assets	26,575	17,561
Amortization of note discounts	79,792	—
Common stock issued for services	3,387	7,665
Employee stock compensation	2,500	—
Change in fair value of derivative liabilities	(23,604)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	124,519
Accounts payable and accrued liabilities	(29,596)	193,205
Net cash used in operating activities	(932,875)	(1,570,383)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of intangible assets	(4,900)	(25,854)
Purchases of property and equipment	—	(11,472)
Net cash used in investing activities	(4,900)	(37,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of shareholder note payable	(28,000)	—
Repayment of convertible notes payable	(81,233)	—
Proceeds from exercise of warrants	323,500	320,500
Proceeds from third party notes payable	—	652,782
Repayment of third party notes payable	(30,000)	(100,000)
Proceeds from sale of common stock	780,000	136,250
Proceeds from sale of subsidiary common stock and exercise of warrants	—	632,101
Payment of offering costs	(27,311)	(198,961)
Net cash provided by financing activities	936,956	1,442,672

Net decrease in cash and cash equivalents	(819)	(165,037)

Cash and cash equivalents - beginning of year	8,303	214,483

Cash and cash equivalents - end of period	$7,484	$49,446

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest	$34,055	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$3,387	$7,665
Amortization of loan discounts	$79,792	$—
Change in fair value of derivative liabilities	$(23,604)	$—
Exchange of subsidiary stock for ECHI common stock	$—	$2,048
Issuance of series B preferred stock as a dividend	$—	$2,991,461
Conversion of series B preferred stock for common stock	$951	$2,889

The accompanying notes are an integral part of these condensed consolidated financial statements
5

eCareer Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
December 31, 2014

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

The Company is a provider of niche industry websites designed to brand client candidates to active and passive companies within each niche. Site features include: industry news, social media groups, niche-specific content, and industry specific job postings. Access to the sites is free to users, and revenue is intended to be generated through advertising, resume searches, and job board functions. The Company’s first site, Openreq.com, was publicly launched on January 1, 2013.

eCareer Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
December 31, 2014

(unaudited)

Note 2 – Going Concern

As reflected in the accompanying unaudited consolidated financial statements, since inception the Company has incurred a net loss of approximately $13.7 million. As of December 31, 2014, the Company has a working capital deficit of approximately $1.1 million.

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

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. Our current negative cash flow is approximately $155,000 per month. The Company believes its current available cash along with anticipated revenue may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2014, as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended June 30, 2014 and 2013. The financial information as of June 30, 2014, is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended June 30, 2014. The interim results for the six months ended December 31, 2014, are not necessarily indicative of the results to be expected for the year ending June 30, 2015, or for any future interim periods.

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
December 31, 2014

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

Cash and Cash Equivalents

The Company maintains cash balances at a single financial institution. The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. Cash equivalents consisted of money market funds totaling $7,484 and $8,303 at December 31, 2014 and June 30, 2014, respectively.

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

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken during the six months ended December 31, 2014 and 2013.

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

Intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges taken during the six months ended December 31, 2014 and 2013.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. As of December 31, 2014, the derivative liabilities were $2,407.

eCareer Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
December 31, 2014

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

Advertising and Marketing Expense

The Company’s policy is to expense advertising and marketing costs as incurred. Advertising and marketing expenses was as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2014	2013	2014	2013
Advertising	$0	$33,496	$0	$55,729
Marketing	2,072	174,348	9,616	375,875
	$2,072	$207,844	$9,616	$431,604

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

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations. There were no unrecognized tax benefits for the six months ended December 31, 2014 and 2013.

eCareer Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
December 31, 2014

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

The Company had the following potential common stock equivalents:

	December 31, 2014	June 30, 2014
Common stock warrants – ECI	10,000	10,000
Common stock warrants - ECHI	8,691,692	5,061,976
Unvested stock grants - ECHI	62,497	87,499
Total common stock equivalents	8,764,189	5,159,475

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

Notes to Condensed Consolidated Financial Statements
December 31, 2014

(unaudited)

The Company’s financial instruments consist primarily of accounts payable, accrued liabilities, notes payable, and convertible note. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of December 31, 2014 and June 30, 2014, respectively due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

Reclassifications

Certain items have been reclassified to conform to the current period’s presentation.

Note 4 – Property and Equipment

Property and equipment consist of the following:

	December 31, 2014	June 30, 2014
Equipment	$111,647	$111,647
Furniture & Fixtures	72,118	72,118
Leasehold Improvements	82,710	82,710
Computer Software	63,701	63,701
	330,176	330,176
Less: Accumulated Depreciation	(140,050)	(106,771)
	$190,126	$223,405

Depreciation expense for the three and six months ended December 31, 2014 and 2013, was $16,640 and $16,466, and $33,279 and $32,479, respectively.

Note 5 – Intangible Assets

Intangible assets consist of the following:

	December 31, 2014	June 30, 2014
Domain names	$298,389	$298,389
Website development costs	188,567	183,667
	486,956	482,056
Less: Accumulated Depreciation	(78,121)	(51,546)
	$408,835	$430,510

Amortization expense for website development costs for the three and six months ended December 31, 2014 and 2013, was $17,309 and $9,266, and $26,575 and $17,561, respectively.

Certain of the intangible assets were placed in service during the current period. Others will be placed in service in future years.

eCareer Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
December 31, 2014

(unaudited)

The estimated future amortization expense of in-service website development costs for the years ending June 30 are as follows:

Amount
2015 (6 months)	$23,234
2016	39,209
2017	26,762
2018	16,932
2019	8,194
Total	$114,331

Note 6 –Notes Payable and Derivative Liabilities

Third party notes

As of December 31, 2014, the Company had outstanding 3 notes from third parties for a total amount of $250,000. The notes bear interest at a rate of 10%. Principal is to be paid upon maturity, at various dates through December 2015. At December 31, 2014, accrued interest amounted to $47,297. Certain of the notes are collateralized by the Company’s common stock and, upon default, would subject the Company to issuing common shares equivalent to $499,000, resulting in dilution of ownership of current stockholders.

Interest expense on the third parties notes for the three months ended December 31, 2014 and 2013, were $7,257 and $2,954, respectively, and for the six months ended December 31, 2014 and 2013, was $19,125 and $2,954, respectively.

Convertible notes

On December 17, 2013 and January 28, 2014, the Company entered into securities purchase agreements (the “Purchase Agreement”) with an investor and issued convertible promissory notes in the amount of $83,500 and $42,500, respectively (the “Notes”).  The Notes bear interest at 8% per annum and matured on December 19, 2014 and October 30, 2014, respectively. The Notes may be converted into unregistered shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the issuance of the note.  The Conversion Price of both Notes shall be equal to 58% multiplied by the Variable Conversion Rate that is equal to the average of the three (3) lowest closing bid prices of the Common Stock during the ten (10) trading day period prior to the date of conversion. The Notes also contain prepayment options whereby the Company may make payments to the holder based on the length of time the Notes have been outstanding, upon three (3) trading days’ prior written notice to the holder. During the first 60 days, the Company may make a payment to the holder equal to 130% of the then outstanding unpaid principal and interest, from days 61 until 120 days, the Company may make a payment to the holder equal to 135% of the then outstanding unpaid principal and interest, from days 121 until 180, days the Company may make a payment to the holder equal to 140% of the then outstanding unpaid principal and interest, after 180 days, the Company has no right of prepay. In the event of default before the maturity dates, the payment is immediately due, in the amount of 150% of the outstanding unpaid principal, along with interest and any penalties.

Interest expense on the convertible notes for six months ended December 31, 2014, was $30,230, including $3,380 of discount amortization, and $25,705 of prepayment fees. As of December 31, 2014, the $83,500 Note had been repaid and the balance owed on the $42,500 promissory note was $5,452, which includes $3,762 of interest and penalties. The Company is currently in negotiations with the investor to extend the maturity date on the balance of the $42,500 Note and no additional penalties are anticipated.

Derivative analysis

The promissory Notes are convertible into common stock of the Company at variable conversion rates that provides a fixed return to the note-holder. Under the terms of the notes, the Company could be required to issue additional shares in the event of a default. Due to these provisions, the conversion feature is subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”) (formerly FASB Emerging Issues Task Force (“EITF”) 07-5). The Notes have been measured at fair value using the Black-Scholes model at each reporting period with gains and losses from the change in fair value of derivative liabilities recognized in the consolidated statement of operations. The conversion feature was recorded as a discount to the notes due to the beneficial conversion feature upon origination.

The embedded derivatives of the remaining Notes were re-measured at December 31, 2014, yielding an aggregate gain on change in fair value of the derivatives of $23,604. The fair value of the derivative liability of the remaining note at December 31, 2014, was $2,407.

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

eCareer Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
December 31, 2014

(unaudited)

Notes payable – shareholders

The Company has a loan payable to a shareholder totaling $124,565 as of December 31, 2014. During the 6 months ended December 31, 2014, the Company had repaid $28,000. This loan is unsecured and non-interest bearing.

In March 2014, the Company entered into a promissory note for $125,000 with a shareholder. The note bears a 10% interest rate and was originally due on December 31, 2014. The maturity date was extended to December 31, 2015. At December 31, 2014, accrued interest amounted to $13,293. The note is collateralized with $137,500 worth of the Company’s common stock that, upon default, would result in dilution of ownership of current stockholders.

The note also required the Company to issue 400,000 shares of common stock to the note holder. Using Black-Scholes, the share issuance was valued at $228,000 and recorded as a discount against the note for $125,000 and an immediate additional interest expense of $103,000. Interest expense on the note for the three and six months ended December 31, 2014, was $42,369 and $84,737, respectively, including $38,206 and $76,412 of discount amortization, respectively. The discount has been fully amortized at December 31, 2014, however the principal of $125,000 remains pending.

Note 7 – Stockholders Equity

Preferred Stock – ECHI

As of June 30, 2012, ECHI had 1,000,000 shares of Preferred Stock authorized, $0.001 par value per share. 25,013 shares were designated as series A and were issued to Mr. Azzata. The ECHI Preferred Shares were valued at $71,600 ($0.72/share) for the fair value of services rendered.

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

Notes to Condensed Consolidated Financial Statements
December 31, 2014

(unaudited)

Series B Convertible Preferred Stock

On July 26, 2013, the Company distributed a stock dividend to its common stockholders, whereby one restricted share of Series B Convertible Preferred Stock was issued for every one share of common stock held by ECHI stockholders, a total of 432,366 Series B Convertible Preferred shares. Each share of Series B Convertible Preferred Stock is convertible by the shareholder into 50 shares of common stock, will participate in any dividends declared by the Company for common stock on an as-if-converted-to-common stock basis, and may only vote on matters with respect to the Series B Convertible Preferred Stock on a non- cumulative basis, and subject to applicable restrictions. The fair value of these shares was determined to be $6.92 per share, resulting in a dividend amounting to $2,995,088. As of December 31, 2014, 193,648 Series B Preferred Shares were converted into 9,585,500 shares of Common Stock.

eCareer Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
December 31, 2014

(unaudited)

From July 1, 2014 through December 31, 2014, the Company issued the following common stock:

Transaction Type	Quantity	Valuation
Issued for cash	9,177,047	$1,132,500
Conversion of Series B Preferred stock	970,100	0
Employee stock compensation	25,000	2,500
Services – third parties	25,067	3,387
	10,197,214	$1,138,387

The Company paid direct offering costs for the six months ended December 31, 2014, of $27,311, associated with capital raising activities.

Note 8 – Warrants

The following is a summary of the Company’s and its subsidiary’s warrant activity:

	ECHI	ECI
Beginning Balance, July 1, 2014	5,061,976	10,000
Purchases	6,509,716	0
Conversions	0	0
Exercised	(2,880,000)	0
Ending Balance, December 31, 2014	8,691,692	10,000

Note 9 - Commitment and Contingencies

The Company has an operating lease expiring in October 2019.

At December 31, 2014, the future rental commitments are approximately as follows:

Year ending June 30,

Amount
2015 (6 months)	$26,000
2016	53,000
2017	55,000
2018	56,000
2019	58,000
Thereafter	19,000
Total	$267,000

Rent expense, including common area charges, for six months ended December 31, 2014 and 2013 was $43,864 and $34,577, respectively. The increase in expense for the six months ended December 31, 2014 is the result of the Company amending its lease for additional office space on November 1, 2013.

There is an accrued liability for unpaid payroll taxes for the 2014 calendar year as reflected on the balance sheet.

eCareer Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
December 31, 2014

(unaudited)

Note 10 – Related Party Transaction

Effective April 1, 2011, the Chief Executive Officer appointed two new Directors. On May 31, 2011, each of the directors resigned. These individuals are referenced to as “former related parties”.

During the three and six months ended December 31, 2013 the Company paid fees to former related parties associated with capital raising activities of $55,451 and $131,056, respectively. No such fees were paid during the three and six month periods ended December 31, 2014.

During the three and six months ended December 31, 2013, the Company paid consulting fees to former related parties of $68,000 and $146,621, respectively. No such fees were paid the three and six month periods ended December 31, 2014. The agreements included the following provisions:

•	One year term,

•	Flat fee retainer,

•	Additional fees based on expanded services,

•	Services include shareholder relations and business strategy

Consulting fees are reflected in the statements of operations as a component of shareholder relations.

A director was paid management-consulting fees of $24,500 and $49,000 for the three and six months ended December 31, 2014, respectively. No such fees were paid during the three and six month periods ended December 31, 2013. These fees are reflected in the statement of operations as professional and consulting fees.

Effective January 7, 2013, ECI entered into an employment agreement with the CEO. The agreement has a term of three years and provides compensation that includes an annual salary of $225,000, health insurance at no cost and a monthly car allowance. The agreement also contains a non-compete covenant. In addition to the CEO’s annual salary, the Company also has the right to pay him a discretionary monthly bonus. For the quarter ended December 31, 2014, the Company and the CEO determined that previous bonuses of $44,596 were inaccurately accrued and this modification has been reversed and the agreement correctly modified.

The Company has a loan payable to the CEO amounting to $124,565 (Note 6).

Effective January 7, 2013, ECI entered into an employment agreement with the President. The agreement had a term of two years and provided compensation that includes an annual salary of $200,000, health insurance at no cost and a monthly car allowance. The agreement also contains a non-compete covenant. In addition to the President’s annual salary, the Company also has the right to pay him a discretionary monthly bonus. Effective May 23, 2014, the President resigned from ECHI but continues as a member of the Board of Directors.

eCareer Holdings, Inc.

Notes to Condensed Consolidated Financial Statements
December 31, 2014

(unaudited)

Note 11 – Subsequent Events

(A) Common Stock

Subsequent to December 31, 2014, the Company issued the following shares of common stock:

	Quantity
Transaction Type	Stock	Valuation
Services – third parties (2) common stock	4,167	$417
Sale of Common Stock and Warrants (1)	385,000	38,500
Exercise of Warrants	60,000	6,000
	449,167	$44,917

(1)	The Company issued units containing common stock and warrants for $0.10. The warrants have a $1.00 exercise price and expire three years after issuance. The Company has reserved shares to cover the possible exercise of the warrants. There are no embedded features in the warrants that would require treatment as a derivative liability.

(2)	Valuation is based upon the average cash price paid by third parties for common stock during the 30-day period preceding the service performance, since the Company was not yet traded publicly; this represented the best evidence of fair value.

(B) Option to Rescind ECI Stock Subscriptions

The Board of Directors is offering the remaining stockholders of ECI to exchange their shares of ECI for shares of ECHI on a one-for-one basis or rescind their subscription agreement. As of November 14, 2014, the maximum amount of shares of ECI that may be rescinded is approximately 355,000, which could require the Company to pay approximately $206,000. Management believes that the probability of the shareholders rescinding their subscription s remote.

(C) Convertible Notes Payable and Derivative Liabilities

Through February 2, 2015, the Company paid $3,500 as a principal and prepayment fee to Asher on the $42,500 note. As of February 2, 2015, the total balance owed on the note is $1,952.

(D) New Agreements

A new agreement with DTN, a PR/Marketing company was entered into on February 1, 2015, for $5,000 per month.

(E) Company Inquiry

The Company has received an inquiry from a regulatory agency regarding a former vendor and is cooperating in that inquiry.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Intangible assets are reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no impairment charges taken during the six months ended December 31, 2014 and 2013.

Results of Operations – Six months ended December 31, 2014 compared to December 31, 2013

Revenue for the six months ended December 31, 2014, was $3,813 compared to $30,602 for the six months ended December 31, 2013. We have began sales efforts late second quarter and the completion of the re-launched Openreq site and enhancements is underway. We believe these modifications will enable us to improve sales results later this fiscal year.

Operating expenses for the six months ended December 31, 2014, were approximately $914,000 compared to approximately $2.0 million in operating expenses for the six month ended December 31, 2013. Operating expenses for the six months ended December 31, 2014, consist of approximately $165,000 of professional and consulting fees, approximately $211,000 of salaries and benefits expenses, approximately $10,000 of advertising and marketing, approximately $237,000 of general and administrative expenses, and approximately $291,000 of shareholder relations expense. This compares to operating expenses for the six months ended December 31, 2013, of $2.0 million, consisting of approximately $373,000 of professional and consulting fees, approximately $639,000 of salaries and benefits expenses, approximately $430,000 of advertising and marketing expenses, and $327,000 of general and administrative expenses, and approximately $191,000 of shareholder relation expense. Due to reduced capital infusion, operating cost reductions were tactically achieved by reducing marketing costs and personnel associated with the promotion of Openreq.com, while allocating available capital to the completion of the revamped website.

Net loss for the six months ended December 31, 2014, was approximately $1.0 million or approximately $0.05 per share (basic and diluted) as compared to approximately $1.9 million or approximately $0.29 per share (basic and diluted), for the six months ended December 31, 2013. This decrease in net loss of approximately $0.9 million was primarily due to the changes in operating expenses.

Results of Operations – Three months ended December 31, 2014 compared to December 31, 2013

Revenue for the three months ended December 31, 2014, was $2,725 compared to $19,671 for the three months ended December 31, 2013. We have strategically delayed sales efforts and initiated sales personnel layoffs in order to focus on the completion of the re-launched Openreq site and enhancements. We believe these modifications will enable us to improve sales results later this fiscal year, without impeding future relationships with existing customers.

Operating expenses for the three months ended December 31, 2014, were approximately $426,000 compared to approximately $917,000 in operating expenses for the three months ended December 31, 2013. Operating expenses for the three months ended December 31, 2014, consist of approximately $65,000 of professional and consulting fees, approximately $67,000 of salaries and benefits expenses, approximately $2,000 of advertising and marketing, approximately $119,000 of general and administrative expenses, and approximately $173,000 of shareholder relations expense. This compares to operating expenses for the three months ended December 31, 2013, of $917,000, consisting of approximately $103,000 of professional and consulting fees, approximately $291,000 of salaries and benefits expenses, approximately $208,000 of advertising and marketing expenses, $175,000 of general and administrative expenses, and approximately $140,000 of shareholder relation expense. Due to reduced capital infusion, operating cost reductions were tactically achieved by reducing marketing costs and personnel associated with the promotion of Openreq.com, while allocating available capital to the completion of the revamped website.

Net loss for the three months ended December 31, 2014, was approximately $466,000 or approximately $0.02 per share (basic and diluted) as compared to approximately $976,000, or approximately $0.14 per share (basic and diluted), for the three months ended December 31, 2013. This decrease in net loss of approximately $510,000 was primarily due to the changes in operating expenses.

Liquidity and Capital

At December 31, 2014, we had cash of $7,484 as compared to $8,303 at June 30, 2014. Our working capital deficit at December 31, 2014, was approximately $1.1 million compared to $1.2 million at June 30, 2014 a decrease of approximately $100,000. The decrease is primarily attributable to the net loss of approximately $1.0 million, repayment of loans of approximately $139,000, partially offset by cash raised through the sale of our common stock and common stock warrants for approximately $1.1 million, net of offering costs of approximately $27,000.

For the six months ended December 31, 2014, cash used in operating activities was approximately $930,000 as compared to approximately $1.6 million for the six months ended December 31, 2013. Our primary use of cash from operating activities for the six months December 31, 2014, was a net loss of approximately $1.0 million.

Net cash used in investing activities for the six months ended December 31, 2014, was approximately $5,000, from the purchase of intangible assets. This compares with net cash used in investing activities of approximately $37,000 for the six months ended December 31, 2013, predominantly from the purchase of property and equipment and intangible assets.

Net cash provided by financing activities for the six months ended December 31, 2014, was approximately $937,000, which included approximately $1.1 million from the sale of Company stock and warrants, net of offering costs of approximately $27,000, and repayment of notes of approximately $139,000. For the six months ended December 31, 2013, the net cash provided by financing activities was approximately $1.4 million, which included approximately $320,000 from the exercise of warrants, approximately $630,000 from the sale of subsidiary common stock and exercise of warrants, and $553,000 from a loan payable offset by offering costs of approximately $200,000.

Current and Future Financing Needs

We have a stockholder’s deficit of approximately $500,000 at December 31, 2014, and have incurred an accumulated deficit of approximately $13.7 million. Since December 31, 2014, we have raised additional capital through February 2, 2015, of approximately $38,500 through the sale of common stock and warrants and $6,000 through the exercise of warrants.

We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of common stock. At December 31, 2014, we had debt of $1.1 million and a working capital deficit of approximately $1.1 million. There is substantial doubt as to our ability to continue as a going concern as stated in Note 2 of the December 31, 2014 Notes to Condensed Consolidated Financial Statements. During the six months ended December 31, 2014, we raised approximately $1.1 million (net of offering costs of approximately $27,000) from the issuance of our common stock and warrants.

We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. Our cash outflow from operations averaged $156,000 a month for the six months ended December 31, 2014.  We will continue to monitor our expenses and take actions as may be required to manage our cash outflow from operations. We do not have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Joseph Azzata is our principal executive officer and principal financial officer and is responsible for establishing and maintaining our disclosure controls and procedures. Mr. Azzata (based upon his evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Mr. Azzata, our principal executive officer and principal financial officer, has also indicated that, upon evaluation, there were no changes in our internal control over financial reporting or other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2014, filed September 29, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2014, we issued 6,297,047 shares of our common stock and warrants for proceeds of $809,000, at prices ranging from $0.10 to $0.60 per unit.

During the six months ended December 31, 2014, we issued 2,880,000 shares of our common stock upon exercise of warrants for proceeds of $323,500, at prices ranging from $0.10 to $0.15 per unit.

During the six months ended December 31, 2014, 19,402 shares of our Series B Preferred Shares were converted into 970,100 shares of common stock.

During the six months ended December 31, 2014, the Company issued 25,067 shares of our common stock for services rendered. The shares were valued at an average price of $0.14 per share for $3,386.

During the six months ended December 31, 2014, the Company issued 25,000 shares of our common stock for employee stock compensation. The shares were valued at a price of $0.10 per share for $2,500.

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

-  at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale of the securities; and

-  neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising. In issuing the foregoing securities, we relied on the exemptive provisions of Regulation D Rule 506 or Section 4(2) of the Securities Act.

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
24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eCareer Holdings, Inc.

Date: February 13, 2015	By:	/s/ Joseph Azzata
Joseph Azzata
Chief Executive Officer (Principal Executive Officer)
25